Form 10-K
period 2009-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2010-03-16
CIK 1474266

  UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549

     FORM 10-K

(Mark one)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _____________

     Commission File Number: 0-53803

     SMSA Gainesville Acquisition Corp.
     (Exact Name of Registrant as Specified in Its Charter)

Nevada	27-0984261
(State of Incorporation)	(I. R. S. Employer ID Number)

174 FM 1830, Argyle, Texas 76226
(Address of Principal Executive Offices)

(972) 233-0300
(Registrant’s Telephone Number)

     Securities registered pursuant to Section 12 (b) of the Act - None
     Securities registered pursuant to Section 12(g) of the Act: - Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes ☐          No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☐          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☒          No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 15, 2010 was approximately $ -0- based upon 95,936 shares held by non-affiliates and a closing market price of $0.00 per share on March 15, 2010.

As of March 15, 2010, there were 500,005 shares of Common Stock issued and outstanding.

     BTHC XV, Inc.

     Index to Contents

	Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	8
Item 2	Properties	12
Item 3	Legal Proceedings	13

Part II

Item 4	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	13
Item 5	Selected Financial Data	15
Item 6	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	15
Item 6A	Quantitative and Qualitative Disclosures About Market Risk	20
Item 7	Financial Statements and Supplementary Data	F-1
Item 8	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	21
Item 8A	Controls and Procedures	21
Item 8B	Other Information	22

Part III

Item 9	Directors, Executive Officers and Corporate Governance	23
Item 10	Executive Compensation	27
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	27
Item 12	Certain Relationships and Related Transactions, and Director Independence	28
Item 13	Principal Accountant Fees and Services	29

Part IV

Item 14	Exhibits and Financial Statement Schedules	30

Signatures		47

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 - Business

SMSA Gainesville Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets. Although we have no assets or operations, we believe we possess a stockholder base which will make us a suitable merger or acquisition candidate to an operating, privately-held company seeking to become publicly held. Our principal office is located at 174 FM 1830, Argyle, TX 76226, and our telephone number is (972) 233-0300.

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

History

On January 17, 2007, Senior Management Services of Gainesville, Inc. and its affiliated companies (collectively SMS Companies) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. On August 1, 2007, the bankruptcy court entered its confirmation order which confirmed the First Amended, Modified Chapter 11 Plan, or the Plan, as presented by SMS Companies and their creditors. The effective date of the Plan was August 10, 2007.

During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of 14 nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas.

In 2005 SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which two of its nursing care facilities operated. By late 2006, SMS Companies were in an “overadvance” position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings. On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Plan of Reorganization

During the administration of the SMS Companies bankruptcy reorganization proceedings, it became apparent that there would not be any available funds to pay the claims of the unsecured creditors. Halter Financial Group, Inc. (HFG) was contacted by a legal representative of the SMS Companies to determine whether HFG would participate with the SMS Companies and their creditors in formulating the structure of the Plan to provide an opportunity for the unsecured SMS Companies’ creditors to receive payment for all or a portion of their claims. HFG had no affiliation or involvement with any of the SMS Companies prior to the bankruptcy action.

HFG is a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. HFG had previously participated with other companies and their creditors in structuring reorganization plans under Chapter 11 of the Bankruptcy Code which provided, in part, for a debtor with significant unsecured creditors to emerge out of bankruptcy, with the creditors exchanging their claims for equity in the reorganized company. The reorganized company would then seek a merger or business combination with an operating business, which would provide the shareholders with the opportunity to recover all or a portion of their previous claims through appreciation of the stock value after a business combination with a private operating company.

HFG agreed to participate with SMS Companies and their creditors in structuring the Plan. As part of the Plan, HFG provided $115,000 to be used to pay professional fees associated with the Plan confirmation process. HFG was granted an option that provided for the issuance of equity securities in each of the 23 SMS Companies, including Senior Management Services of Gainesville, Inc. in satisfaction of HFG’s administrative claims. The option to acquire equity securities in lieu of repayment of the $115,000 administrative claim was exercised by HFG. Although we are unable to specifically determine how the $115,000 was utilized, we believe that the bankruptcy trustee used the funds to pay administrative expenses, including legal and other fees which were incurred during the structuring and implementation of the Plan.

The Plan provides that HFG will receive approximately 80% of the common stock in each SMS Company and that the unsecured creditors will receive the remaining 20% of the common stock in exchange for their claims. Each creditor will receive its pro rata share of the common stock based on the percentage of its claim to the total amount of the outstanding unsecured claims for each SMS Company in which the creditor holds a claim. Other than receiving 80% of the common stock in each SMS Company, HFG will not receive any additional cash compensation from or equity securities in any of the SMS Companies nor will HFG recoup any portion of the $115,000 payment from any of the SMS Companies.

As provided in the Plan, approximately 80% of our outstanding common stock was issued to HFG in satisfaction of HFG’s administrative claims. The remaining 20% of our outstanding common stock was issued to 482 holders of unsecured debt. The 500,005 shares, or Plan Shares, were issued pursuant to Section 1145 of the Bankruptcy Code.

As further consideration for the issuance of the Plan Shares to HFG, the Plan required HFG to assist us in identifying a potential merger or acquisition candidate. HFG is responsible for the payment of our operating expenses and HFG will provide us, at no cost, with consulting services, including assisting us with formulating the structure of any proposed merger or acquisition. Additionally, HFG was responsible for paying our legal and accounting expenses related to our Form 10 registration statement and all expenses incurred in consummating a merger or acquisition.

Pursuant to the confirmation order, if we do not consummate a business combination prior to August 10, 2010, the Plan Shares will be deemed canceled, we will file dissolution papers with the State of Nevada, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to us, shall be deemed dissolved and no discharge will be granted to us, all without further order of the bankruptcy court. If we timely consummate a merger or acquisition with an entity which is engaged in business, we will file a certificate of compliance with the bankruptcy court which will state that the requirements of the Plan have been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order shall then become effective.

Pursuant to the Plan, our unsecured pre-confirmation creditors were issued shares of our common stock in exchange for their claims. As previously noted, the consummation order provided for an injunction and discharge protecting us from the claims of our pre-confirmation creditors while we pursue a business combination with an operating business. If we do not consummate a business combination by August 10, 2010, the Plan Shares will be deemed void and cancelled, the injunction with respect to restricting pre-confirmation creditors from asserting claims against us will be dissolved, and the discharge provided us under the Plan will not be made effective. Our stockholders as such will cease to exist and they will revert back to their position as our unsecured pre-confirmation creditors and will be able to assert and attempt to collect their pre-confirmation claims. Since we have no assets and will cease business operations if we do not timely consummate a business combination, it is very unlikely our creditors will recover any portion of their pre-confirmation claims.

The SMS Companies bankruptcy case is closed as a final decree has been entered. The confirmation order of the Plan was effective on August 10, 2007. No appeal was filed. There is no continuing jurisdiction being exercised by the bankruptcy court over us, or any of the SMS Companies, other than the acceptance of a certificate of compliance filed by us upon the timely completion of a merger or acquisition.

All 23 SMS Companies, as required by the Plan, will be reorganized with the same corporate structure and with the same business plan as we have and as disclosed by us in this registration statement. However, each SMS Company has a different post confirmation plan date. The post confirmation date for each of the SMS Companies is set forth below:

SMS Company	Post Confirmation Plan Date

SMSA I Acquisition Corp.[1]	February 10, 2008
SMSA III Acquisition Corp.[2]	May 10, 2008
SMSA II Acquisition Corp.[1]	August 10, 2008
SMSA IV Acquisition Corp.[1]	November 10, 2008
SMSA El Paso 1 Acquisition Corp.[2]	February 10, 2009
SMSA North America Acquisition Corp.[1]	May 10, 2009
SMSA El Paso II Acquisition Corp.[2]	August 10, 2009
SMSA Palestine Acquisition Corp.[2]	November 10, 2009
SMSA Houston Acquisition Corp.[1]	February 10, 2010
SMSA Tyler Acquisition Corp.	May 10, 2010

SMSA I Acquisition Corp.[1]	February 10, 2008
SMSA III Acquisition Corp.[2]	May 10, 2008
SMSA II Acquisition Corp.[1]	August 10, 2008
SMSA IV Acquisition Corp.[1]	November 10, 2008
SMSA El Paso 1 Acquisition Corp.[2]	February 10, 2009
SMSA North America Acquisition Corp.[1]	May 10, 2009
SMSA El Paso II Acquisition Corp.[2]	August 10, 2009
SMSA Palestine Acquisition Corp.[2]	November 10, 2009
SMSA Houston Acquisition Corp.[1]	February 10, 2010
SMSA Tyler Acquisition Corp.	May 10, 2010
SMSA Gainesville Acquisition Corp.	August 10, 2010
SMSA Crane Acquisition Corp.	November 10, 2010
SMSA Kerrville Acquisition Corp.	February 10, 2011
SMSA Ft. Worth Acquisition Corp.	May 10, 2011
SMSA Shreveport Acquisition Corp.	August 10, 2011
Cora Crane Acquisition Corp.	November 10, 2011
Cora Kerrville Acquisition Corp.	February 10, 2012
SMSA Katy Acquisition Corp.	May 10, 2012
SMSA Humble Acquisition Corp.	August 10, 2012
SMSA Treemont Acquisition Corp.	November 10, 2012
SMSA Dallas Acquisition Corp.	February 10, 2013
SMSA San Antonio Acquisition Corp.	May 10, 2013
SMSA Ballinger Acquisition Corp.	August 10, 2013

___________________

1     Did not complete a merger or business combination prior to the post confirmation plan date and has ceased business operations or been dissolved.

2     Completed merger or business combination prior to post confirmation date. See Table in “Item 5-Directors, Executive Officers, Promoters and Control Persons.”

Effective September 9, 2009, HFG transferred its Plan Shares to Halter Financial Investments L.P., or HFI, a Texas limited partnership controlled by Timothy P. Halter. Timothy P. Halter is the sole officer, director and shareholder of HFG and an officer and member of Halter Financial Investments GP, LLC, general partner of HFI. Mr. Halter has served as our president and sole director since September 9, 2009. Mr. Halter and HFG will assist us with the implementation of our business plan. Although Mr. Halter is unable to estimate the number of hours he will spend on our business affairs each month, he will devote as much of his time as he deems necessary to assist us with the implementation of our business plan.

Business Plan

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on HFI to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Timothy P. Halter, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including HFI, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which HFI or Timothy P. Halter is currently affiliated.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Timothy P. Halter, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
*	Historical results of operation;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Timothy P. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A - Risk Factors

The Company’s business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History Makes Potential Difficult to Assess

The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

No Assurance of Success or Profitability

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s outstanding shares will be increased thereby.

Type of Business Acquired

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Effect of Climate Change Legislation

Any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Lack of Diversification

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

Dependence upon Management; Limited Participation of Management

Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Halter has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the Company’s business and its likelihood of continuing operations.

Conflicts of Interest

The Company’s sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

Dependence Upon Outside Advisors

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Regulation of Penny Stocks

The Commission has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Exchange Act. Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the OTC Bulletin Board or the “Pink Sheets”, the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company’s management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company’s securities.

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

Reporting Requirements May Delay or Preclude Acquisition

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of the Company and/or Management

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Possible Dilution of Value of Shares upon Business Combination

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company’s common stock may increase or decrease, perhaps significantly.

Additional Risks—Doing Business in a Foreign Country

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Taxation

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Item 2 - Properties

The Company currently maintains a mailing address at 174 FM 1830, Argyle, Texas 76226. The Company’s telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

PART II

Item 4 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

The Company’s securities are currently not eligible for trading on any exchange or quotation medium. The Company has filed an application to have its shares of common stock become eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5).

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a)(1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the Plan Shares which may have been deemed to have occurred through the solicitation of acceptances of the Plan of Reorganization and the issuance of the Plan Shares pursuant to the Plan of Reorganization. In general, offers and sale of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof, are free to resell such securities without registration under the Securities Act.

Holders

As of December 31, 2009, there were a total of 500,005 shares of our common stock outstanding, held by approximately 482 stockholders of record.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Preferred Stock

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our $0.001 par value preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Restricted Securities

We currently do not have any outstanding restricted securities as defined in Rule 144. We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfies the current public information requirements of the Rule.

Dividends

Dividends, if any, will be contingent upon the Company’s revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company’s Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation. Their address is 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034. Their contact numbers are (469) 633-0101 for voice calls and (469) 633-0088 for fax transmissions. Their website is located at www.stctransfer.com.

Reports to Stockholders

The Company intends to remain compliant with its obligations under the Exchange Act and, therefore, plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 5 - Selected Financial Data

Not applicable

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)     Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)     General

SMSA Gainesville Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation, mandated by the plan of reorganization discussed below. In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition. We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act. As a shell company, we have no operations and no or nominal assets.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in the FASB Accounting Standards Codification.

The Company’s post-bankruptcy business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $9,500 and $800, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements. Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.02) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line relatively consistent until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company’s expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins meaningful operations.

(4)     Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of an Exchange Act registered corporation. As of the date of this report, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company’s ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company’s common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Management

The Company is a shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and the potential demands of the Company’s activities.

The amount of time spent by Mr. Halter on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Halter will actually be required to spend to locate a suitable target company. Mr. Halter estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

Search for Business Opportunities

The Company’s search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Evaluation of Business Opportunities

The analysis of business opportunities will be under the supervision of the Company’s sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company’s Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

(5)     Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of approximately $(14,000) and $(5,000), respectively.

The Company's ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s Articles of Incorporation authorize the issuance of up to 10,000,000 shares of $0.001 par value preferred stock and 100,000,000 shares of $0.001 par value common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company's behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(6)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note E of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(7)     Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 6A - Quantitative and Qualitative Disclosures about Market Risk

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Item 7 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 8B - Other Information

Not applicable.

     (Remainder of this page left blank intentionally)

PART III

Item 9 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	43	President, Chief Executive Officer
		Chief Financial Officer and Director

 The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Mr. Halter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of BTHC XIV, Inc. and BTHC XV, Inc., each a Delaware corporation and Marketing Acquisition Corporation and SMSA Crane Acquisition Corp., each a Nevada corporation. Each of the afore-referenced companies, except for DXP Enterprises, Inc., is a reporting shell company and is current in the filing of their respective periodic reports with the Commission. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Mr. Halter has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Halter held comparable titles and duties to those he holds in the Company, we believe that Mr. Halter possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan. Furthermore, given Mr. Halter’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Halter to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors. Since Mr. Halter serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Halter.

Mr. Halter is no longer a controlling shareholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned. In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction. We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Bitech Pharma, Inc.	000-51684	2005
China Agritech, Inc.	000-49608	2005
China BAK Battery, Inc.	000-49712	2005
China Pharma Holdings, Inc.	000-29523	2005
Playlogic Entertainment, Inc.	000-49649	2005
Polymedix, Inc.	000-51895	2005
Winner Medical Group, Inc.	000-16547	2005
International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Halter's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations. Additional information about these companies can be researched at www.sec.gov.

Indemnification of Officers and Directors

Under Sections 78.751 and 78.752 of the Nevada Revised Statues, (1) the registrant has broad powers to indemnify and insure its directors and officers against liabilities they may incur in their capacities as such. The registrant’s Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the Nevada Revised Statutes by providing that:

•     The registrant must indemnify its directors to the fullest extent permitted by Chapter 78 of the Nevada Revised Statutes and may, if and to the extent authorized by the registrant’s board of directors, so indemnify its officers and any other person whom it has power to indemnify against liability, reasonable expense or other matter whatsoever.

•     The registrant may at the discretion of its board of directors purchase and maintain insurance on behalf of the registrant and any person whom it has power to indemnify pursuant to law, its articles of incorporation, its bylaws or otherwise.

These indemnification provisions may be sufficiently broad to permit indemnification of the registrant’s directors and officers for liabilities (including reimbursement of expenses incurred) arising under the Securities Act.

Our Articles of Incorporation provides that none of our directors or officers shall be personally liable to us or our stockholders for monetary damages for a breach of fiduciary duty as a director or officer provided, however, that the foregoing provisions shall not eliminate or limit the liability of a director or officer for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of care, even though such an action, if successful, might otherwise have benefited us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by the Nevada Revised Statutes and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by SMSA Gainesville Acquisition Corp., of expenses incurred or paid by a director, officer or controlling person of SMSA Gainesville Acquisition Corp, in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2009, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

     (1)     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

     (2)     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     (3)     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     (4)     No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10 - Executive Compensation

The current management and oversight of the Company requires less than four (4) hours per month. As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

     SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address(2)	Number of Shares	Percentage(3)

Timothy P. Halter(4)	404,069	80.8%
Halter Financial Investments, L. P. (4)	404,069	80.8%
Pharmerica, Inc.(5)	30,933	6.2%

Directors and Officers as a group	404,069	80.8%
(1 person) (6)

(1)     On March 11, 2009, there were 500,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

(2)     Under applicable SEC rules, a person is deemed the “beneficial owner” of a security with regard to which the person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose, or direct the disposition, of the security, in each case irrespective of the person’s economic interest in the security. Under SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)     In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 500,005 shares of common stock outstanding and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)     Halter Financial Investments, L.P. (HFI) is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company (HFI GP), is the sole general partner. The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company (TPH GP”), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company (Bellifield LLC) is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company (Colhurst LLC), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company (Rivergreen LLC), of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI. HFI’s address is 174 FM 1830, Argyle, TX 76226.

(5)     Pharmerica, Inc.’s address is 1675 Broadway, New York, New York.

(6)     Timothy P. Halter, our sole officer and director, is deemed one of the beneficial owners of the 415,960 shares owned by HFI.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

There are no identified relationships or transactions between us and any of our directors, officers and principal stockholders other than the Company currently maintaining a mailing address at 174 FM 1830, Argyle, Texas 76226. The Company’s telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other revenue producing businesses of the Company’s sole officer and director.

Conflicts of Interest

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company may adopt a policy under which any consulting or finders fee that may be owed to a third party for services to assist management in evaluating a prospective business opportunity could be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company’s current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company’s current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company’s current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Director Independence

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 4200 (a) (15) of the NASDAQ Marketplace Rules.

Item 13 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

1. Audit fees	$3,000	$--
2. Audit-related fees	--	--
3. Tax fees	--	--
4. All other fees	--	--

Totals	$3,000	$--

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the U. S. Securities and Exchange Commission and/or the American Institute of Certified Public Accountants. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company’s principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Item 14 - Exhibits, Financial Statement Schedules

Exhibit	Description of Exhibit
2.1

First Amended, Modified Chapter 11 Plan Proposed by Debtors, In the United States Bankruptcy Court, Northern District of Texas, Dallas Division, In Re: Senior Management Services of Treemont, Inc., et. al., Debtors, Case No. 07-30230, Jointly Administered, dated August 1, 2007. (*)

2.2	Order Confirming First Amended, Modified Chapter 11 Plan Proposed by Debtors, Case No. 07-30230, signed August 1, 2007. (*)
2.3	Notice of Entry of Confirmation Order dated August 10, 2007.(*)
3.1	Agreement and Plan of Merger by and between Senior Management Services of Gainesville, Inc. and SMSA Gainesville Acquisition Corp. dated September 9, 2009.(*)
3.2	Articles of Merger as filed with the Secretary of State of the State of Nevada on September 15, 2009.(*)
3.3	Articles of Merger as filed with the Secretary of State of the State of Texas on September 15, 2009.(*)
3.4	Articles of Incorporation of SMSA Gainesville Acquisition Corp.(*)
3.5	Bylaws of SMSA Gainesville Acquisition Corp.(*)
4.1	Form of common stock certificate.(*)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*

Previously filed as an exhibit to the Company’s Registration Statement on Form 10 which was filed with the U. S. Securities and Exchange Commission on September 10, 2009, and which is incorporated herein by reference.

     (Remainder of this page left blank intentionally)

     (Financial statements follow on next page)

     SMSA Gainesville Acquisition Corp.

     (a development stage company)

     Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statement of Operations and Comprehensive Loss for the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009	F-4

Statement of Changes in Stockholders' Equity for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009	F-5

Statement of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009	F-6

Notes to Financial Statements	F-7

     LETTERHEAD OF S. W. HATFIELD, CPA

     REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Gainesville Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Gainesville Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2009 and 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, respectively. These financial statements are the sole responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Gainesville Acquisition Corp. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note D. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                          /s/ S. W. Hatfield CPA
                         S. W. HATFIELD, CPA

Dallas, Texas
March 11, 2009 (except for Note I
     as to which the date is March 15, 2009)

     SMSA Gainesville Acquisition Corp.

     (a development stage company)
     Balance Sheets
     December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$--	$--

Due from controlling shareholder	--	159

Total Assets	$--	$159

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$5,200	$5,000
Working capital advances from controlling stockholder	9,171	--

Total Liabilities	14,371	5,000

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,005 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(15,371)	(5,841)

Total Stockholders' Equity (Deficit)	(14,371)	(4,841)

Total Liabilities and
Stockholders’ Equity (Deficit)	$--	$159

The accompanying notes are an integral part of these financial statements.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Statements of Operations and Comprehensive Loss
     Years ended December 31, 2009 and 2008 and
     Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$--	$--	$--

Operating expenses
Reorganization costs	--	--	2,500
Professional fees	8,544	841	11,885
Other general and
administrative costs	986	--	986

Total operating expenses	9,530	841	15,371

Loss from operations	(9,530)	(841)	(15,371)

Provision for income taxes	--	--	--

Net Income (Loss)	(9,530)	(841)	(15,371)

Other comprehensive income	--	--	--

Comprehensive Income (Loss)	$(9,530)	$(841)	$(15,371)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.02)	$(0.00)	$(0.03)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	500,005	500,005	500,005

The accompanying notes are an integral part of these financial statements.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Statement of Changes in Stockholders’ Equity (Deficit)
     Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	500	500	--	1,000

Net loss for the period	--	--	--	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	--	--	--	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	--	--	--	(9,530)	(9,530)

Balances at December 31, 2009	500,005	$500	$500	$(15,371)	$(14,371)

The accompanying notes are an integral part of these financial statements.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Statement of Cash Flows
     Years ended December 31, 2009 and 2008 and
     Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash Flows from Operating Activities
Net loss for the period	$(9,530)	$(841)	$(15,371)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	--	--	--
(Increase) Decrease in
Accounts receivable	--	--	--
Prepaid expenses and
other assets	--	--	--
Increase (Decrease) in
Accounts payable	200	--	5,200
Other accrued liabilities	--	--	--
Net cash provided by operating activities	(9,330)	(841)	(10,171)

Cash Flows from Investing Activities	--	--	--

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	--	--	1,000
Working capital advances from majority stockholder	9,330	841	9,171
Net cash provided by financing activities	9,330	841	10,171

Increase in Cash	--	--	--
Cash at beginning of period	--	--	--

Cash at end of period	$--	$--	$--

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$--	$--	$--
Income taxes paid during the period	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

     SMSA Gainesville Acquisition Corp.

     (a development stage company)
     Notes to Financial Statements
     December 31, 2009 and 2008

Note A - Background and Description of Business

SMSA Gainesville Acquisition Corp. (Company) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc. (Predecessor Company), a Texas corporation, mandated by the plan of reorganization discussed below.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, which was effective on August 10, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Statement of Financial Accounting Standard No. 7, as amended and a shell company as defined in Rule 405 under the Securities Act of 1933 (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934 (Exchange Act).

In accordance with the confirmed plan of reorganization, our current business plan is to seek to identify a privately-held operating company desiring to become a publicly held company by merging with the Company through a reverse merger or acquisition.

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

On January 17, 2007, Senior Management Services of Gainesville, Inc. and its affiliated companies (SMS Companies or Debtors) filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. During the three years prior to filing the reorganization petition, SMS Companies operated a chain of skilled nursing homes in Texas, which prior to the bankruptcy proceedings consisted of a total of 14 separate nursing facilities, ranging in size from approximately 114 beds to 325 beds. In the aggregate, SMS Companies provided care to approximately 1,600 resident patients and employed over 1,400 employees. A significant portion of the SMS Companies cash flow was provided by patients covered by Medicare and Medicaid. The SMS Companies facilities provided round-the-clock care for the health, well-being, safety and medical needs of its patients. The administrative and operational oversight of the nursing facilities was provided by an affiliated management company located in Arlington, Texas. In 2005, SMS Companies obtained a secured credit facility from a financial institution. The credit facility eventually was comprised of an $8.3 million term loan and a revolving loan of up to $15 million which was utilized for working capital and to finance the purchase of the real property on which 2 of its nursing care facilities operated. By late 2006, SMS Companies were in an "overadvance" position, whereby the amount of funds extended by the lender exceeded the amount of collateral eligible to be borrowed under the credit facility. Beginning in September 2006, SMS Companies entered into the first of a series of forbearance agreements whereby the lender agreed to forebear from declaring the financing in default provided SMS Companies obtained a commitment from a new lender to refinance and restructure the credit facility. SMS Companies were unsuccessful in obtaining a commitment from a new lender and, on January 5, 2007, the lender declared SMS Companies in default and commenced foreclosure and collection proceedings. On January 9, 2007, the lender agreed to provide an additional $1.7 million to fund payroll and permit a controlled transaction to bankruptcy. Subsequently, on January 17, 2007, the SMS Companies filed a petition for reorganization under Chapter 11 of the Bankruptcy Code.

Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under Federal Bankruptcy Laws are stayed while the Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. These claims were reflected in the Predecessor Company’s balance sheets as “Liabilities Subject to Compromise” through the settlement date. Additional claims (liabilities subject to compromise) may arise subsequent to the petition date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007. The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code. As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust. Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

All assets, liabilities and other claims, including “Allowed Administrative Claims” which arise in the processing of the bankruptcy proceedings, against the Company and it’s affiliated entities were combined into a single creditor’s trust for the purpose of distribution of funds to creditors. Each of the individual SMS Companies entities otherwise remained separate corporate entities. From the commencement of the bankruptcy proceedings through August 1, 2007 (the confirmation date of the plan of reorganization), all secured claims and/or administrative claims during this period were satisfied through either direct payment or negotiation.

The bankruptcy court has no continuing jurisdiction over the Company other than the acceptance by the court of a certificate of completion of the reverse merger or acquisition when consummated which is to be filed with the court in accordance with the procedures provided in the confirmation order. Pursuant to the confirmation order, if we do not consummate a business combination prior to August 10, 2010, as mandated in the Plan of Reorganization, the Plan Shares will be deemed canceled, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to the Company, shall be deemed dissolved and no discharge will be granted to the Company, all without further order of the bankruptcy court. If we timely consummate a merger or acquisition with an entity which is engaged in business, we will file a certificate of compliance with the bankruptcy court which will state that the requirements of the Plan have been met, resulting in the discharge to be deemed granted. Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order shall then become effective.

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007. It was determined that SMSA Gainesville Acquisition Corp’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	--
Deposits with vendors and other assets transferred
to the post-confirmation entity	--

Reorganization value	$1,000

Pursuant to the Plan of Reorganization, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction. The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$--
Liabilities deferred pursuant to Chapter 11 proceeding	--
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$--

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The reorganization value of SMSA Gainesville Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios. The factors considered by SMSA Gainesville Acquisition Corp. included the following:

•	Forecasted operating and cash flows results which gave effect to the estimated impact of
	-	Corporate restructuring and other operating program changes
	-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
•	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
•	Market share and position
•	Competition and general economic conditions
•	Projected sales growth
•	Potential profitability
•	Seasonality and working capital requirements

After consideration of SMSA Gainesville Acquisition Corp.’s debt capacity and other capital structure considerations, such as industry norms, projected earnings to fixed charges, projected earnings before interest and projected free cash flow to debt service and other applicable ratios, management determined that SMSA Gainesville Acquisition Corp.’s reorganization capital structure should be as follows:

Common Stock (500,005 “new” shares to be issued at $0.001 par value)	$500
Additional paid-in capital	500

Total reorganized capital structure	$1,000

As previously discussed, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders. Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted “fresh-start” accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value. The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity. For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan. The following accounting entries and condensed balance sheet illustrate the financial effect of implementing the Company’s Plan and the adoption of fresh start reporting as of the approval of the Plan by the Bankruptcy Court on August 1, 2007.

Entries to record debt discharge	Debit	Credit

Liabilities subject to compromise	$2,313,640
Cash		$4,823
Accounts receivable - trade and other		78,364
Prepaid expenses and other assets		31,340
Property and equipment		163,947
Accumulated depreciation	78,926
Gain on debt discharge		2,114,092

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Entries to record cancellation of “old” stock and issuance of “new” stock	Debit	Credit

Common stock - old	$10
Additional paid-in capital	490
Common stock - new		$500

Entries to record the adoption of fresh-start reporting and to eliminate the deficit

Cash due from bankruptcy creditor’s trust	$1,000
Accumulated deficit		$1,000

The effect of the Plan of Reorganization on SMSA Gainesville Acquisition Corp.’s balance sheet at August 1, 2007, is as follows:

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre-	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet

Cash on hand and in bank	$4,823	$(4,823)	$--	$1,000	$1,000
Accounts receivable	78,364	(78,364)	--	--	--
Prepaid expenses and other	31,340	(31,340)	--	--	--
Total current assets	114,527	(114,527)	--	1,000	1,000

Property and equipment	163,947	(163,947)	--	--	--
Accumulated depreciation	(78,926)	78,926	--	--	--
Net Property and Equipment	85,021	(85,021)	--	--	--

Total Assets	$199,548	$(199,548)	$--	$1,000	$1,000

Liabilities subject
to compromise	$2,313,640	$(2,313,640)	$--	$--	$--

Stockholders’ equity (deficit)
Common stock - new	--	--	500	--	500
Common stock - old	10	--	(10)	--	--
Additional paid-in capital	990	--	(490)	--	500
Accumulated deficit	(2,115,092)	2,114,092	--	1,000	--
Total stockholders’ deficit	(2,114,092)	2,114,092	--	1,000	1,000

Total Liabilities and
Stockholders’ Equity	$199,548	$(199,548)	$--	$1,000	$1,000

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

     (Remainder of this page left blank intentionally)

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note C - Preparation of Financial Statements

All financial information prior to August 1, 2007 is presented as pertaining to the Predecessor Company while all financial information presented as of and after August 1, 2007 is presented as pertaining to the Reorganized Company. Accordingly, the Statement of Operations and Comprehensive Loss and Statement of Cash Flows present information pertaining to both the Predecessor Company and Reorganized Company. The information presented in the Balance Sheet pertains only to the Reorganized Company at December 31, 2009 and 2008, respectively.

As stated in the Reorganization topic, fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has established a year-end for accounting purposes of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company’s majority stockholder currently maintains the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date. Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support. The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and additional funds loaned by management and/or significant stockholders.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note D - Going Concern Uncertainty - Continued

The Company’s business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

The Company remains dependent upon additional external sources of financing; including being dependent upon its management and/or significant stockholders to provide sufficient working capital in excess of the Company’s initial capitalization to preserve the integrity of the corporate entity.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Note E - Summary of Significant Accounting Policies

1.     Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.     Reorganization costs

The Company has adopted the provisions of provisions required by the Start-Up Activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to operations as incurred.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note E - Summary of Significant Accounting Policies - Continued

3.     Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

4.     Income (Loss) per share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of December 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 are as follows:

Period from
August 1, 2007
(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Federal:
Current	$--	$--	$--
Deferred	--	--	--
	--	--	--

State:
Current	--	--	--
Deferred	--	--	--
	--	--	--

Total	$--	$--	$--

As of December 31, 2009, the Company has a net operating loss carryforward of approximately $15,400 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

     (Remainder of this page left blank intentionally)

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2009 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of bankruptcy
	Year ended	Year ended	settlement) through
	December 31,	December 31,	December 31,
	2009	2008	2009
Statutory rate applied to
income before income taxes	$(3,200)	$(300)	$(5,200)
Increase (decrease) in income
taxes resulting from:
State income taxes	--	--	--
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,200	300	5,200

Income tax expense	$--	$--	$--

The Company’s only temporary difference as of December 31, 2009 and 2008, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of December 31, 2009 and 2008, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$5,200	$2,000
Less valuation allowance	(5,200)	(2,000)

Net Deferred Tax Asset	$--	$--

During each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,200 and $300.

Note H - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company will issue a sufficient number of Plan shares to meet the requirements of the Plan. Such number was estimated in the Plan to be approximately 500,000 Plan Shares relative to each Post Confirmation Debtor.

As provided in the Plan, 80.0% of the Plan Shares of the Company were issued to Halter Financial Group, Inc. (HFG) in exchange for the release of its Allowed Administrative Claims and for the performance of certain services and the payment of certain fees related to the anticipated reverse merger or acquisition transactions described in the Plan. The remaining 20.0% of the Plan Shares of the Company were issued to other holders of various claims as defined in the Plan.

Based upon the calculations provided by the Creditor’s Trustee, the Company issued an aggregate 500,005 shares of the Company’s “new” common stock to HFG and the appropriate holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

     SMSA Gainesville Acquisition Corp.
     (a development stage company)
     Notes to Financial Statements - Continued
     December 31, 2009 and 2008

Note H - Capital Stock Transactions - Continued

Effective September 9, 2009, HFG transferred its 415,960 Plan Shares to Halter Financial Investments, L.P. (HFI), a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

Note I - Subsequent Events

Management has evaluated all activity of the Company through March 15, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

     (Remainder of this page left blank intentionally)

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: March 16, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 16, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director