Form 10-Q
period 2010-03-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2010-05-10
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53803

SMSA Gainesville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-0984261
(State of incorporation)	(IRS Employer ID Number)

174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 10, 2010: 500,005

Transitional Small Business Disclosure Format (check one):                YES ☐  NO ☒

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2010

Part I
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling shareholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$5,200
Working capital advances from controlling stockholder	18,083	9,171

Total Liabilities	18,083	14,371

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
500,005 shares issued and outstanding	500	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(19,083)	(15,371)

Total Stockholders' Equity (Deficit)	(19,083)	(14,371)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	2,288	-	14,173
Other general and
administrative costs	1,424	507	2,410

Total operating expenses	3,712	507	19,083

Loss from operations	(3,712)	(507)	(19,083)

Provision for income taxes	-	-	-

Net Income (Loss)	(3,712)	(507)	(19,083)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(3,712)	$(507)	$(19,083)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.00)	$(0.04)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	500,005	500,005	500,005

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010

(Unaudited)

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss for the period	$(3,712)	$(507)	$(19,083)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	(5,200)	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(8,912)	(507)	(19,083)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances (to) from majority stockholder	8,912	507	18,083

Net cash provided by financing activities	8,912	507	19,083

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2010 and December 31, 2009

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
March 31, 2010 and December 31, 2009

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

The Company’s Plan of Reorganization was confirmed by the Bankruptcy Court on August 1, 2007 and became effective on August 10, 2007.  It was determined that SMSA Gainesville Acquisition Corp’s reorganization value computed immediately before August 1, 2007, the confirmation date of the Plan of Reorganization, was approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred
to the post-confirmation entity	-

Reorganization value	$1,000

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

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000
Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The reorganization value of SMSA Gainesville Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Gainesville Acquisition Corp. included the following:

●	Forecasted operating and cash flows results which gave effect to the estimated impact of
-	Corporate restructuring and other operating program changes
-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
●	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
●	Market share and position
●	Competition and general economic conditions
●	Projected sales growth
●	Potential profitability
●	Seasonality and working capital requirements

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

Entries to record cancellation of “old” stock and issuance of “new” stock	Debit	Credit

Common stock - old	$10
Additional paid-in capital	490
Common stock - new		$500

Entries to record the adoption of fresh-start reporting and to eliminate the deficit

Cash due from bankruptcy creditor’s trust	$1,000
Accumulated deficit		$1,000

The effect of the Plan of Reorganization on SMSA Gainesville Acquisition Corp.’s balance sheet at August 1, 2007, is as follows:

		Adjustments to record confirmation of Plan
	July 31, 2007				August 1, 2007
					Reorganized
	Pre	Debt	Exchange of	Fresh	Balance
	Confirmation	discharge	stock	start	Sheet
Cash on hand and in bank	$4,823	$(4,823)	$-	$1,000	$1,000
Accounts receivable	78,364	(78,364)	-	-	-
Prepaid expenses and other	31,340	(31,340)	-	-	-
Total current assets	114,527	(114,527)	-	1,000	1,000

Property and equipment	163,947	(163,947)	-	-	-
Accumulated depreciation	(78,926)	78,926	-	-	-
Net Property and Equipment	85,021	(85,021)	-	-	-

Total Assets	$199,548	$(199,548)	$-	$1,000	$1,000

Liabilities subject
to compromise	$2,313,640	$(2,313,640)	$-	$-	$-

Stockholders’ equity (deficit)
Common stock - new	-	-	500	-	500
Common stock - old	10	-	(10)	-	-
Additional paid-in capital	990	-	(490)	-	500
Accumulated deficit	(2,115,092)	2,114,092	-	1,000	-
Total stockholders’ deficit	(2,114,092)	2,114,092	-	1,000	1,000

Total Liabilities and Stockholders’ Equity	$199,548	$(199,548)	$-	$1,000	$1,000

As of August 1, 2007, in accordance with the Plan of Reorganization, the only asset of the Company was approximately $1,000 in cash transferred from the bankruptcy creditor’s trust.

(Remainder of this page left blank intentionally)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note C - Preparation of Financial Statements

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

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
March 31, 2010 and December 31, 2009

Note D - Going Concern Uncertainty - Continued

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

The Company’s articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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
March 31, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010 are as follows:

Period from
August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2010, the Company has a net operating loss carryforward of approximately $19,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
	Three months	Three months	(date of bankruptcy
	ended	ended	settlement) through
	March 31,	March 31,	March 31,
	2010	2009	2010
Statutory rate applied to
income before income taxes	$(1,300)	$(200)	$(6,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,300	200	6,500

Income tax expense	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of March 31, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:
	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$6,500	$5,200
Less valuation allowance	(6,500)	(5,200)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,300 and $3,200.

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

Effective September 9, 2009, HFG transferred its Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by Timothy P. Halter, who is also the controlling officer of HFG.

 Note I - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)	General

SMSA Gainesville Acquisition Corp. was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation, mandated by the plan of reorganization.

The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing stockholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity.  Accordingly, the Company, post bankruptcy, has no significant assets, liabilities or operating activities.  Therefore, the Company, as a new reporting entity, qualifies as a “development stage enterprise” as defined in Development Stage Entities topic of the FASB Accounting Standards Codification and as a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

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

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010.

General and administrative expenses for the respective three month periods ended March 31, 2010 and 2009 were approximately $3,700 and $500.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2010 were approximately $(0.01), $(0.00) and $(0.04) based on the weighted-average shares issued and outstanding, after adjustment for the forward stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Plan of Business

General

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us.  However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940.  A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential.  The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner.  The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination.  The Company may require payment of fees by such combination candidate to fund the investigation of such candidate.  In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate.  The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates.  To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced.  Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

(1)
will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)
will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment  advisor,  may be the  subject of any  pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates.  Such persons will also ask pertinent questions of others who may be involved in the combination proceedings.  However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable.  Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(5)	Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $(18,000) and $(14,000), respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.   However, there is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates.  At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: May 10, 2010	By:	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director