Form 10-Q
period 2010-09-30
SMSA GAINESVILLE ACQUISITION CORP.
filed 2010-11-15
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-53803

SMSA Gainesville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-0984261
(State of incorporation)	(IRS Employer ID Number)
5956 Sherry Lane, Suite 1000, Dallas, TX 75225
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:November 11, 2010: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES ☐  NO ☒

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2010

Part I
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Due from controlling shareholder	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$5,200
Working capital advances from controlling stockholder	64,015	9,171

Total Liabilities	64,015	14,371

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding	10,000	500
Additional paid-in capital	500	500
Deficit accumulated during the development stage	(74,515)	(15,371)

Total Stockholders' Equity (Deficit)	(64,015)	(14,371)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

					Period from
					August 1, 2007
					(date of
					bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,500
Professional fees	55,338	-	26,128	-	67,223
Other general and
administrative costs	3,806	507	1,806	-	4,792

Total operating expenses	59,144	507	27,934	-	74,515

Loss from operations	(59,144)	(507)	(27,934)	-	(74,515)

Provision for income taxes	-	-	-	-	-

Net Income (Loss)	(59,144)	(507)	(27,934)	-	(74,515)

Other comprehensive income	-	-	-	-	-

Comprehensive Income (Loss)	$(59,144)	$(507)	$(27,934)	$-	$(74,515)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.08)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	2,510,954	500,005	6,489,135	500,005	976,237

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Nine months ended September 30, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Nine months	Nine months	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(59,144)	$(507)	$(74,515)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	(5,200)	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(64,344)	(507)	(74,515)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded from bankruptcy trust	-	-	1,000
Sale of common stock	9,500	-	9,500
Working capital advances (to) from majority stockholder	54,844	507	64,015

Net cash provided by financing activities	64,344	507	74,515

Increase in Cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2010 and December 31, 2009

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

On August 4, 2010, the Company entered into a Share Purchase Agreement, (the “Share Purchase Agreement”), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

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
September 30, 2010 and December 31, 2009

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

We were subject to the jurisdiction of the bankruptcy court until we consummated the change of control transaction with Interrante in August 2010.  This transaction was qualified as an appropriate transaction by the bankruptcy court and we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan have been met, resulting in the discharge to be deemed granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note C - Preparation of Financial Statements - Continued

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

Note D - Going Concern Uncertainty

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.  The Company has no post-bankruptcy operating history, no cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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
September 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note E - Summary of Significant Accounting Policies - Continued

4.	Income (Loss) per share - continued

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

As of September 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Pending and/or New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

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

(Remainder of this page left blank intentionally)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2010, the Company has a net operating loss carryforward of approximately $74,500 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine months ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Nine months	Nine months	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(20,000)	$(200)	$(25,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	20,000	200	25,000

Income tax expense	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

The Company’s only temporary difference as of September 30, 2010 and December 31, 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2010 and December 31, 2009, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets
Net operating loss carryforwards	$25,300	$5,200
Less valuation allowance	(25,300)	(5,200)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $20,100 and $3,200.

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

Effective September 9, 2009, HFG transferred its Plan Shares to Halter Financial Investments, L.P. (HFI),  a Texas limited partnership controlled by Timothy P. Halter, the Company’s former sole officer and director, is also the controlling officer of HFG.

On August 4, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Note I - Subsequent Events

Management has evaluated all activity of the Company through November 11, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

On August 4, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

(3)	Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2010 and 2009 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010.

General and administrative expenses for the respective nine month periods ended September 30, 2010 and 2009 were approximately $59,000 and $500.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2010 were approximately $(0.12), $(0.00) and $(0.15) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2010 and December 31, 2009, the Company had working capital of approximately $(73,500) and $(14,000), respectively.

The Company currently has no cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

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

(5)	Critical Accounting Policies

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

(6)      Effect of Climate Change Legislation

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (Certifying Officers), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officers believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2010, the Company entered into a Share Exchange Agreement, (the “Share Exchange Agreement”), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

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

SMSA Gainesville Acquisition Corp.

Dated: November 15, 2010	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director