Form 10-K
period 2010-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2011-03-08
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes [    ]                            No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [    ]                            No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [    ]                            No [ X ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes [__]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes [ X ]                            No [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 3, 2011 was approximately $ -0- based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on March 3, 2011.

As of March 3, 2011, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Gainesville Acquisition Corp.
Form 10-K for the year ended December 31, 2010

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

PART I

Item 1 - Business

General

SMSA Gainesville Acquisition Corp. (the “Company”) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation, mandated by the plan of reorganization as confirmed by the U. S. Bankruptcy Court - Northern District of Texas, Dallas Division, on August 1, 2007.  In accordance with the confirmed plan of reorganization, our business plan was to seek and identify a privately-held operating company desiring to become a publicly held company by merging with us through a reverse merger or acquisition.

On August 4, 2010, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Paul Interrante (“Interrante”), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, we were deemed to have timely consummated a merger or acquisition with an entity which is engaged in a business.  Thereafter, we filed a certificate of compliance with the bankruptcy court which stated that the requirements of the plan of reorganization had been met.  This action resulted in the granting of a final discharge.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

We are a development stage company and a shell company as defined in Rule 405 under the Securities Act of 1933, or the Securities Act, and Rule 12b-2 under the Securities Exchange Act of 1934, or the Exchange Act.  As a shell company, we have no operations and no or nominal assets.  Our principal office is located at 5956 Sherry Lane, Suite 1000, Dallas, TX 75225 and our telephone number is (972) 233-0300.

Competition

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.  We are and anticipate continuing to be an insignificant participant in the business of owing and managing fitness club facilities.  We expect to encounter substantial competition in our efforts to locate potential properties.  The competition may in part come from existing operators of fitness clubs, venture capital partnerships and corporations, and small investment companies.  Many of these organizations are likely to be in a better position than us to identify, acquire and/or develop fitness clubs because they have greater experience, resources and managerial capabilities than we do.  We also will experience competition from other public companies with similar business purposes, some of which may also have readily available funds available for use for the development and operation of fitness clubs.

Employees

We have no employees.  Our president and sole director, Paul Interrante, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act.  It is anticipated that Mr. Interrante may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan.  We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 5956 Sherry Lane, Suite 1000, Dallas, TX 75225.  The Company’s telephone number there is (972) 233-0300.  Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address.

Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

There is no public trading market for our securities.  Our shares are eligible for quotation on the OTC Bulletin Board under the symbol “SACQ”.  As of the date of this filing, there has been no known trading in the Company’s common stock.

Holders

As of March 3, 2011, there were a total of 10,000,005 shares of our common stock held by approximately 483 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

Capital Stock

Our authorized capital stock consists of 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10 million shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Securities Eligible for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a) (1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the 500,005 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization.  In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have 9,500,000 outstanding shares which may be deemed restricted securities as defined in Rule 144.  Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule.

Rule 144

On February 15, 2008, amendments to Rule 144 became effective and will apply to securities acquired both before and after that date.  Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

·	1% of the total number of securities of the same class then outstanding; or,
·	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;
·	provided, in each case, which we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us.  The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;
●
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

●	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Recent Sales of Unregistered Securities

Pursuant to the Plan of Reorganization, we issued an aggregate of 500,005 shares of our common stock to 482 of our holders of unsecured debt and administrative claims.  Such shares were issued in accordance with Section 1145 under the United States Bankruptcy Code and the transaction was thus exempt from the registration requirements of Section 5 of the Securities Act of 1933.

On August 4, 2010, the Company entered into the Share Purchase Agreement with Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

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

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm.  It is the present intention of management to continue furnishing annual reports to stockholders.  Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate.  The Company intends to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company was organized on September 9, 2009 as a Nevada corporation.  On August 4, 2010, the Company entered into the Share Purchase Agreement with Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

(3)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2010 or 2009 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010.

General and administrative expenses for the respective years ended December 31, 2010 and 2009 were approximately $60,000 and $10,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 were approximately $(0.01), $(0.02) and $(0.05) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At December 31, 2010 and 2009, the Company had working capital of approximately $9,500 and $(14,000), respectively.

The Company currently has limited cash on hand, no operating assets and a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

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

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”).  GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A - Controls and Procedures

Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.  However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Paul Interrante	45	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until his successor(s) is duly elected and have qualified.  Directors are elected for one-year terms at the annual stockholders meeting.  Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated.  There is no arrangement or understanding between Mr. Interrante or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board.  There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis.  There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Paul Interrante - Paul Interrante is responsible for our overall operations.  Mr. Interrante received a BS degree from Southern Methodist University.  In addition to the development of the business concept discussed in this report, Mr. Interrante is involved in the telecommunications business in Dallas, Texas.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute.  Set forth below is a discussion of Nevada law regarding  indemnification which we believe discloses the material aspects of such law on this subject.  The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or  respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

*	conducted himself in good faith;
*
reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and

*	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding.  If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection  with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.  The corporation may also pay or  reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provide that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the  liability of such director is not limited to the extent that such director is found liable for (a) a breach of the  directors'  duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the  director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law.  Limitations on liability provided for in our Articles of Incorporation do not restrict  the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive  officers and directors.  The inclusion of these provisions in our Articles of Incorporation may have the effect of  reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons  whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors,  officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in  connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

Conflicts of Interest

There will be occasions when the time requirements of the Company’s business conflict with the demands of the officer’s other business and investment activities.

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

(Remainder of this page left blank intentionally)

Item 11 - Executive Compensation

The Company’s sole officer or director has not received any compensation from the Company.  In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)

Paul Interrante, Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Timothy P. Halter, Former Principal Executive Officer	2010 2009 2008	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company.  Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Paul Interrante (4)
5956 Sherry Lane, Suite 1000
Dallas, TX 75225	9,500,000	95.0%

All Directors and	9,500,000	95.0%
Executive Officers (1 person)

(1)	On March 3, 2011, there were 10,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
(2)
Under applicable Commission rules, a person is deemed the "beneficial owner" of a security with regard to which the  person directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the  voting of the security, or (b) the investment power, which includes the power to dispose,  or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security.  Under Commission rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days through the exercise of any option or warrant or through the conversion of another security.

(3)
In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,000,005 shares of common stock outstanding on December 31, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Mr. Interrante is our president and sole director.

Changes in Control

On August 4, 2010, the Company entered into the Share Purchase Agreement with Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 5956 Sherry Lane, Suite 1000, Dallas, TX 75225.  The Company’s telephone number there is (972) 233-0300.  The Company pays no rent or other fees for the use of the mailing address.

Pursuant to the Company’s current structure of having a sole director, who is also the Company’s sole officer and controlling shareholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees	$4,975	$3,000
2. Audit-related fees	-	-
3. Tax fees	355	-
4. All other fees	-	-

Totals	$5,330	$3,000

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Financial statements follow on next page)

SMSA Gainesville Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2010 and 2009	F-3

Statement of Operations and Comprehensive Loss
for the years ended December 31, 2010 and 2009 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2010	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2010	F-5

Statement of Cash Flows
for the years ended December 31, 2010 and 2009 and
for the period from August 1, 2007 (date of bankruptcy
settlement) through December 31, 2010	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Gainesville Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Gainesville Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2010 and 2009 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2010 and 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, respectively.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Gainesville Acquisition Corp. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA
Dallas, Texas
February 8, 2011 (except for Note J
as to which the date is March 3, 2011)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash on hand and in bank	$9,500	$-
Due from controlling shareholder	-	-

Total Assets	$9,500	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$5,200
Working capital advances from controlling stockholder	-	9,171

Total Liabilities	-	14,371

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	500
Additional paid-in capital	75,140	500
Deficit accumulated during the development stage	(75,640)	(15,371)

Total Stockholders' Equity (Deficit)	9,500	(14,371)

Total Liabilities and
Stockholders’ Equity (Deficit)	$9,500	$-

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	56,463	8,544	68,348
Other general and
administrative costs	3,806	986	4,792

Total operating expenses	60,269	9,530	75,640

Loss from operations	(60,269)	(9,530)	(75,640)

Provision for income taxes	-	-	-

Net Income (Loss)	(60,269)	(9,530)	(75,640)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(60,269)	$(9,530)	$(75,640)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.01)	$(0.02)	$(0.05)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	4,393,448	500,005	1,640,918

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total

Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	500	500	-	1,000

Net loss for the period	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(9,530)	(9,530)

Balances at December 31, 2009	500,005	500	500	(15,371)	(14,371)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	74,640	-	74,640

Net loss for the year	-	-	-	(60,269)	(60,269)

Balances at December 31, 2010	10,000,005	$10,000	$75,140	$(75,640)	$9,500

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2010 and 2009 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss for the period	$(60,269)	$(9,530)	$(75,640)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and
other assets	-	-	-
Increase (Decrease) in
Accounts payable	(5,200)	200	-
Other accrued liabilities	-	-	-
Net cash provided by operating activities	(65,469)	(9,330)	(75,640)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	9,500	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from majority stockholder	65,469	9,330	74,640
Net cash provided by financing activities	74,969	9,330	85,140

Increase in Cash	9,500	-	9,500

Cash at beginning of period	-	-	-

Cash at end of period	$9,500	$-	$9,500

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2010 and 2009

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

On August 4, 2010, the Company entered into a Share Purchase Agreement, (Share Purchase Agreement), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.

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
December 31, 2010 and 2009

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

The bankruptcy court had no continuing jurisdiction over the Company other than the acceptance by the court of a certificate of completion of the reverse merger or acquisition when consummated which was filed with the court in accordance with the procedures provided in the confirmation order.  Pursuant to the confirmation order, if we did not consummate a business combination prior to August 10, 2010, as mandated in the Plan of Reorganization, the Plan Shares would be deemed canceled, the pre-merger or acquisition injunction provisions of the confirmation order, as they pertain to the Company, would be deemed dissolved and no discharge would be granted to the Company, all without further order of the bankruptcy court.  We timely filed a certificate of compliance with the bankruptcy court which stated that the requirements of the Plan had been met and the discharge was granted.  Thereafter, the post discharge injunction provisions set forth in the Plan and the confirmation order became effective.

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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
December 31, 2010 and 2009

Note C - Preparation of Financial Statements

All financial information prior to August 1, 2007 is presented as pertaining to the Predecessor Company while all financial information presented as of and after August 1, 2007 is presented as pertaining to the Reorganized Company.  Accordingly, the Statement of Operations and Comprehensive Loss and Statement of Cash Flows present information pertaining to both the Predecessor Company and Reorganized Company.  The information presented in the Balance Sheet pertains only to the Reorganized Company at December 31, 2010 and 2009, respectively.

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
December 31, 2010 and 2009

Note D - Going Concern Uncertainty - Continued

The Company’s business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.  However, there is no assurance that the Company will be able to successfully execute its business plan.

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
December 31, 2010 and 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2010 and 2009, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and  contributed approximately $65,469 and $9,171 during the years ended December 31, 2010 and 2009, respectively, to support our operations.  During the 4th quarter of Calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 are as follows:
Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2010, the Company has a net operating loss carryforward of approximately $75,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

(Remainder of this page left blank intentionally)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2010 and 2009 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2010 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Statutory rate applied to
income before income taxes	$(20,500)	$(3,200)	$(25,700)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	20,500	3,200	25,700

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2010 and 2009, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2010 and 2009, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$25,700	$5,200
Less valuation allowance	(25,700)	(5,200)

Net Deferred Tax Asset	$-	$-

During each of the years ended December 31, 2010 and 2009, respectively, the valuation allowance against the deferred tax asset increased by approximately $20,500 and $3,200.

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,005 plan shares to meet the requirements of the Plan.  The 500,005 shares of the Company’s “new” common stock were issued to holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On August 4, 2010, the Company entered into a Share Exchange Agreement with Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.  As a result of this transaction, 10,000,005 shares of our common stock are currently issued and outstanding.  The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration on these shares and no underwriter was used in this transaction.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2010 and 2009

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 3, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: March 8, 2011	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 8, 2011	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director