Form 10-Q
period 2011-03-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2011-05-10
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 10, 2011: 10,000,005

Transitional Small Business Disclosure Format (check one):       YES ☐ NO ☒

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2011

Part I - Financial Information
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$9,500	$9,500
Due from controlling shareholder	-	-

Total Assets	$9,500	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$3,003	$-
Working capital advances from controlling stockholder	-	-

Total Liabilities	3,003	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	75,170	75,140
Deficit accumulated during the development stage	(78,673)	(75,640)

Total Stockholders' Equity (Deficit)	6,497	9,500

Total Liabilities and
Stockholders’ Equity (Deficit)	$9,500	$9,500

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	2,693	2,288	71,040
Other general and administrative costs	340	1,424	5,133

Total operating expenses	3,033	3,712	78,673

Loss from operations	(3,033)	(3,712)	(78,673)

Provision for income taxes	-	-	-

Net Income (Loss)	(3,033)	(3,712)	(78,673)

Other comprehensive income	-	-	-

Comprehensive Income (Loss)	$(3,033)	$(3,712)	$(78,673)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.01)	$(0.04)

Weighted-average number of shares
of common stock outstanding -
basic and fully diluted	10,000,005	500,005	2,202,768

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss for the period	$(3,033)	$(3,712)	$(78,673)
Adjustments to reconcile net loss
to net cash provided by
operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and
other assets	-	-	-
Increase (Decrease) in
Accounts payable	3,003	(5,200)	3,003
Other accrued liabilities	-	-	-
Net cash provided by operating activities	(30)	(8,912)	(75,670)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from stockholder	30	8,912	74,670
Net cash provided by financing activities	30	8,912	85,170

Increase in Cash	-	-	9,500

Cash at beginning of period	9,500	-	-

Cash at end of period	$9,500	$-	$9,500

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2011 and December 31, 2010

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
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The First Amended, Modified Chapter 11 Plan, (the Plan) as presented by SMS Companies and their creditors was approved by the United States Bankruptcy Court, Northern District of Texas - Dallas Division on August 1, 2007.  The Plan, which contemplates the Company entering into a reverse merger transaction, provided that certain identified claimants as well as unsecured creditors, in accordance with the allocation provisions of the Plan of Reorganization, and the Company’s new controlling stockholder would receive “new” shares of the Company’s post-reorganization common stock, pursuant to Section 1145(a) of the Bankruptcy Code (Plan Shares).  As a result of the Plan’s approval, all liens, security interests, encumbrances and other interests, as defined in the Plan of Reorganization, attach to the creditor’s trust.  Specific injunctions prohibit any of these claims from being asserted against the Company prior to the contemplated reverse merger.

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

Pursuant to the Plan, the pre-confirmation unsecured creditors of Senior Management Services of Gainesville, Inc. (our predecessor company) agreed to accept Plan Shares in SMSA Gainesville Acquisition Corp., as reorganized, in lieu of asserting recovery of their claims against the Plan’s liquidating trust.
It was determined that SMSA Gainesville Acquisition Corp’s reorganization value computed immediately before the confirmation date of the Plan as approximately $1,000, which consisted of the following:

Current assets to be transferred to the post-confirmation entity	$1,000
Fair market value of property and equipment	-
Deposits with vendors and other assets transferred
to the post-confirmation entity	-

Reorganization value	$1,000

Pursuant to the Plan, all of the operations of the Company were transferred to a combined creditor’s trust and, as approved by the Bankruptcy Court, a completely new entity was formed for purposes of completing the aforementioned reverse merger transaction.  The Company adopted fresh-start reporting because the holders of existing voting shares immediately before filing and confirmation of the Plan received less than 50.0% of the voting shares of the emerging entity and its reorganization value is not greater than its postpetition liabilities and allowed claims, as shown below:

Postpetition current liabilities	$-
Liabilities deferred pursuant to Chapter 11 proceeding	-
“New” common stock issued upon reorganization	1,000

Total postpetition liabilities and allowed claims	1,000
Reorganization value	(1,000)

Excess of liabilities over reorganization value	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code - Continued

The reorganization value of SMSA Gainesville Acquisition Corp. was determined in consideration of several factors and by reliance on various valuation methods, including discounting cash flow and price/earnings and other applicable ratios.  The factors considered by SMSA Gainesville Acquisition Corp. included the following:

·	Forecasted operating and cash flows results which gave effect to the estimated impact of
-	Corporate restructuring and other operating program changes
-	Limitations on the use of available net operating loss carryforwards and other tax attributes resulting from the Plan of Reorganization and other events
·	The discounted residual value at the end of the forecast period based on capitalized cash flows for the last year of that period.
·	Market share and position
·	Competition and general economic conditions
·	Projected sales growth
·	Potential profitability
·	Seasonality and working capital requirements

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

As previously described, the cancellation of all existing shares outstanding at the date of the bankruptcy filing and the issuance of all “new” shares of the reorganized entity caused an issuance of shares of common stock and a related change of control of the Company with more than 50.0% of the “new” shares being held by persons and/or entities which were not pre-bankruptcy stockholders.  Accordingly, per the Reorganization topic of the FASB Accounting Standards Codification (Reorganization topic), the Company adopted fresh-start accounting as of the bankruptcy discharge date whereby all continuing assets and liabilities of the Company were restated to the fair market value.  The Reorganization topic further states that fresh start financial statements prepared by entities emerging from bankruptcy will not be comparable with those prepared before their plans were confirmed because they are, in fact, those of a new entity.  For accounting purposes, the Company adopted fresh start accounting in accordance with the Reorganization topic as of August 1, 2007, the confirmation date of the Plan.

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
March 31, 2011 and December 31, 2010

Note C - Preparation of Financial Statements - Continued

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2010.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2011.

Note D - Going Concern Uncertainty

The Company has no post-bankruptcy operating history, limited cash on hand, no assets and has a business plan with inherent risk.  Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.

The Company’s current and former majority stockholder has maintained the corporate status of the Company and has provided all nominal working capital support on the Company's behalf since the bankruptcy discharge date.  Because of the Company's lack of operating assets, its continuance is fully dependent upon the majority stockholder's continuing support.  The majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity.  However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

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
March 31, 2011 and December 31, 2010

Note D - Going Concern Uncertainty - Continued

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2008.  The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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
March 31, 2011 and December 31, 2010

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

As of March 31, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

(Remainder of this page left blank intentionally)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2011, the Company has a net operating loss carryforward of approximately $78,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the three months ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(1,000)	$(1,300)	$(26,700)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve
for deferred tax asset and
application of net operating
loss carryforward	1,000	1,300	26,700

Income tax expense	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2011 and December 31, 2010

Note H - Income Taxes - Continued

The Company’s only temporary difference as of March 31, 2011 and December 31, 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2011 and December 31, 2010, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$26,700	$25,700
Less valuation allowance	(26,700)	(25,700)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,000 and $20,500.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for either of the three month periods ended March 31, 2011 or 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011.

General and administrative expenses for the respective three month periods ended March 31, 2011 and 2010 were  approximately $3,000 and $3,700.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2011 were approximately $(0.00), $(0.01) and $(0.04) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2011 and December 31, 2010, the Company had working capital of approximately $6,500 and $9,500, respectively.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Gainesville Acquisition Corp.

Dated: May 10, 2011	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director