Form 10-K
period 2011-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2012-02-23
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
Yes [    ]                            No [ X ]

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes [  X  ]                            No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes [ X ]    No [__]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes [ X ]           No [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 17, 2012 was approximately $ -0- based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on February 17, 2012.

As of February 17, 2012, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Gainesville Acquisition Corp.
Form 10-K for the year ended December 31, 2011

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

Holders

As of February 17, 2012, there were a total of 10,000,005 shares of our common stock held by approximately 483 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or,
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

●	provided, in each case, which we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

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

The Company had no revenue for either of the years ended December 31, 2011 or 2010 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.

General and administrative expenses for the respective years ended December 31, 2011 and 2010 were approximately $12,300 and $60,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 were approximately $(0.00), $(0.01) and $(0.02) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At December 31, 2011 and 2010, the Company had working capital of approximately $12,700 and $9,500, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Paul Interrante	46	President, Chief Executive Officer
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Interrante, Principal Executive Officer	2011 2010	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Timothy P. Halter, Former Principal Executive Officer	2010 2009	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Paul Interrante (4)
5956 Sherry Lane, Suite 1000
Dallas, TX 75225	9,500,000	95.0%

All Directors and	9,500,000	95.0%
Executive Officers (1 person)

(1)	On February 17, 2012, there were 10,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,000,005 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees	$5,962	$4,975
2. Audit-related fees	-	-
3. Tax fees	338	355
4. All other fees	-	-
Totals	$6,300	$5,330

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

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Gainesville Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2011 and 2010	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-5

Statement of Cash Flows
for each of the years ended December 31, 2011 and 2010 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Gainesville Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Gainesville Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2011 and 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2011 and 2010 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Gainesville Acquisition Corp. (a development stage company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA

 Dallas, Texas
February 17, 2012

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$12,721	$9,500

Total Assets	$12,721	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	90,670	75,140
Deficit accumulated during the development stage	(87,949)	(75,640)

Total Stockholders' Equity (Deficit)	12,721	9,500

Total Liabilities and
Stockholders’ Equity (Deficit)	$12,721	$9,500

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	6,585	56,463	74,933
Other general and administrative costs	5,724	3,806	10,516

Total operating expenses	12,309	60,269	87,949

Loss from operations	(12,309)	(60,269)	(87,949)

Provision for income taxes	-	-	-

Net Loss	(12,309)	(60,269)	(87,949)

Other comprehensive income	-	-	-

Comprehensive Loss	$(12,309)	$(60,269)	$(87,949)

Loss per weighted-average share of common stock
outstanding, computed on net loss -
basic and fully diluted	$(0.00)	$(0.01)	$(0.02)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	10,000,005	4,393,448	3,531,294

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	500	500	-	1,000

Net loss for the period	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(9,530)	(9,530)

Balances at December 31, 2009	500,005	500	500	(15,371)	(14,371)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	74,640	-	74,640

Net loss for the year	-	-	-	(60,269)	(60,269)

Balances at December 31, 2010	10,000,005	10,000	75,140	(75,640)	9,500

Capital contributed to support operations	-	-	15,530	-	15,530

Net loss for the year	-	-	-	(12,309)	(12,309)

Balances at December 31, 2011	10,000,005	$10,000	$90,670	$(87,949)	$12,721

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2011 and 2010 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Year	Year	settlement)
	ended	ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash Flows from Operating Activities
Net loss for the period	$(12,309)	$(60,269)	$(87,949)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	(5,200)	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(12,309)	(65,469)	(87,949)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Capital contributed to support operations	15,500	9,500	15,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from stockholder	30	65,469	74,670

Net cash provided by financing activities	15,530	74,969	100,670

Increase in Cash	3,221	9,500	12,721

Cash at beginning of period	9,500	-	-

Cash at end of period	$12,721	$9,500	$12,721

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
December 31, 2011 and 2010

Note F - Fair Value of Financial Instruments - Continued

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

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $88,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2011 and 2010 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2011 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Statutory rate applied to
income before income taxes	$(4,300)	$(20,500)	$(30,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	4,300	20,500	30,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2011 and 2010, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2011 and 2010, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$30,000	$25,700
Less valuation allowance	(30,000)	(25,700)

Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2011 and 2010, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,300 and $20,500.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through February 17, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: February 17, 2012	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: February 17, 2012	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director