Form 10-Q
period 2012-03-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2012-05-08
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒ NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☒ NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 4, 2012: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended March 31, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$9,997	$12,721

Total Assets	$9,997	$12,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	90,670	90,670
Deficit accumulated during the development stage	(90,673)	(87,949)

Total Stockholders' Equity (Deficit)	9,997	12,721

Total Liabilities and Stockholders’ Equity (Deficit)	$9,997	$12,721

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	2,400	2,693	77,333
Other general and administrative costs	324	340	10,840

Total operating expenses	2,724	3,033	90,673

Loss from operations	(2,724)	(3,033)	(90,673)

Provision for income taxes	-	-	-

Net Loss	(2,724)	(3,033)	(90,673)

Other comprehensive income	-	-	-

Comprehensive Loss	$(2,724)	$(3,033)	$(90,673)

Loss per weighted-average share of common stock
outstanding, computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	10,000,005	10,000,005	3,876,545

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Three months ended March 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(2,724)	$(3,033)	$(90,673)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	3,003	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(2,724)	(33)	(90,673)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Capital contributed to support operations	-	-	15,500
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from stockholder	-	33	74,670

Net cash provided by financing activities	-	33	100,670

Increase in Cash	(2,724)	-	9,997

Cash at beginning of period	12,721	9,500	-

Cash at end of period	$9,997	$9,500	$9,997

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

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
March 31, 2012 and December 31, 2011

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to 2009.  The Company does not anticipate any examinations of returns filed for periods ending after 2008.

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2012 or 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $65,469 during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, to support our operations.  During the 4th quarter of calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $90,600 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Three months	Three months	settlement)
	ended	ended	through
	March 31,	March 31,	March 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(1,000)	$(1,000)	$(31,000)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	1,000	1,000	31,000

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of March 31, 2012 and December 31, 2011, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of March 31, 2012 and December 31, 2011, respectively, the deferred tax asset is as follows:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$31,000	$30,000
Less valuation allowance	(31,000)	(30,000)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,000 and $4,300.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through May 4, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012.

General and administrative expenses for the respective three month periods ended March 31, 2012 and 2011 were  approximately $2,700 and $3,000.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the three months ended March 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through March 31, 2012 were approximately $(0.00), $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the Company had working capital of approximately $10,000 and $13,000, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Gainesville Acquisition Corp.

Dated: May 8, 2012	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director