Form 10-Q/A
period 2012-03-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2012-05-24
CIK 1474266

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
YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 4, 2012: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

Explanatory Note

SMSA Gainesville Acquisition Corp. (the "Company") is filing this Amendment No. 1 (the "amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, as filed with the Securities and Exchange Commission on May 8, 2012 (the "Original Filing"), for the sole purpose of correcting the Company's designation as a shell company as disclosed on the Cover Page of the Original Filing.

Except as stated in this Explanatory Note, no other information contained in any item of the Original Filing is being amended, updated or otherwise revised.  This Amendment speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

SMSA Gainesville Acquisition Corp.

Form 10-Q/A for the Quarter ended March 31, 2012

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

SMSA Gainesville Acquisition Corp.

Dated: May 24, 2012	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director