Form 10-Q
period 2012-09-30
SMSA GAINESVILLE ACQUISITION CORP.
filed 2012-11-05
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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
YES  ☐  NO  ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 26, 2012: 10,000,005

Transitional Small Business Disclosure Format (check one):    YES  ☐  NO ☒

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2012

Part I - Financial Information
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$1,620	$12,721

Total Assets	$1,620	$12,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$170	$-

Total Liabilities	170	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	90,670	90,670
Deficit accumulated during the development stage	(99,220)	(87,949)

Total Stockholders' Equity (Deficit)	1,450	12,721

Total Liabilities and Stockholders’ Equity (Deficit)	$1,620	$12,721

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,500
Professional fees	5,060	5,460	1,175	1,125	79,992
Other general and
administrative costs	6,211	4,880	5,694	4,360	16,728

Total operating expenses	11,271	10,340	6,869	5,485	99,220

Loss from operations	(11,271)	(10,340)	(6,869)	(5,485)	(99,220)

Provision for income taxes	-	-	-	-	-

Net Loss	(11,271)	(10,340)	(6,869)	(5,485)	(99,220)

Other comprehensive income	-	-	-	-	-

Comprehensive Loss	$(11,271)	$(10,340)	$(6,869)	$(5,485)	$(99,220)

Loss per weighted-average share
of common stock outstanding,
computed on net loss - basic
and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of
shares of common stock
outstanding - basic and
fully diluted	10,000,005	10,000,005	10,000,005	10,000,005	4,470,079

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Nine months ended September 30, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash Flows from Operating Activities
Net loss for the period	$(11,271)	$(10,340)	$(99,220)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	170	-	170
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(11,101)	(10,340)	(99,050)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Capital contributed to support operations	-	13,000	13,000
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from stockholder	-	30	77,170

Net cash provided by financing activities	-	13,030	100,670

Increase in Cash	(11,101)	2,690	1,620

Cash at beginning of period	12,721	9,500	-

Cash at end of period	$1,620	$12,190	$1,620

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2012 or 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

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

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed approximately $-0- and $65,469 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, to support our operations.  During the 4th quarter of calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $99,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(3,700)	$(3,500)	$(33,700)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	3,700	3,500	33,700

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2012 and December 31, 2011, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2012 and December 31, 2011, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$33,700	$30,000
Less valuation allowance	(33,700)	(30,000)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $3,700 and $4,200.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through October 26, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine month periods ended September 30, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012.

General and administrative expenses for the respective nine month periods ended September 30, 2012 and 2011 were approximately $11,300 and $10,300.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the nine months ended September 30, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2012 were approximately $(0.00), $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, the Company had working capital of approximately $1,450 and $12,700, respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

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

SMSA Gainesville Acquisition Corp.

Dated: November 5, 2012	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director