Form 10-K
period 2012-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2013-03-11
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-K

(Mark one)
[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes [ X ]           No [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of February 17, 2012 was approximately $ -0- based upon 500,005 shares held by non-affiliates and a closing market price of $0.00 per share on March 7, 2013.

As of March 7, 2013, there were 10,000,005 shares of Common Stock issued and outstanding.

SMSA Gainesville Acquisition Corp.
Form 10-K for the year ended December 31, 2012

Index to Contents

Page Number

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

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas and we are considered a development stage company.

Competition

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas.  We are and anticipate continuing to be an insignificant participant in the business of owning and managing fitness club facilities.  We expect to encounter substantial competition in our efforts to locate potential properties.  The competition may in part come from existing operators of fitness clubs, venture capital partnerships and corporations, and small investment companies.  Many of these organizations are likely to be in a better position than us to identify, acquire and/or develop fitness clubs because they have greater experience, resources and managerial capabilities than we do.  We also will experience competition from other public companies with similar business purposes, some of which may also have readily available funds available for use for the development and operation of fitness clubs.

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

Item 4 - Mine Safety Disclosures

Not applicable.

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

Holders

As of March 7, 2013, there were a total of 10,000,005 shares of our common stock held by approximately 483 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

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

Our current business plan is to develop a chain of fitness clubs in under served markets comprised of total population bases of less than 250,000 throughout Texas and we are considered a development stage company.

(3)	Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 or 2011 or for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.

General and administrative expenses for the respective years ended December 31, 2012 and 2011 were approximately $13,800 and $12,300, respectively.  These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 were approximately $(0.00), $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At December 31, 2012 and 2011, the Company had working capital of approximately $350 and $12,700, respectively.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2012.  As we are classified as a shell company and only have a sole officer and director, the Company's internal controls are deficient for the following reasons: (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure

Paul Interrante	47	President, Chief Executive Officer
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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Interrante, Principal Executive Officer	2012 2011 2010	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

Timothy P. Halter, Former Principal Executive Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Paul Interrante (4)
5956 Sherry Lane, Suite 1000
Dallas, TX 75225	9,500,000	95.0%

All Directors and	9,500,000	95.0%
Executive Officers (1 person)

(1)	On March 7, 2013, there were 10,000,005 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2012 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 10,000,005 shares of common stock outstanding on December 31, 2012, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

	Year ended	Year ended
	December 31,	December 31,
	2012	2011

1. Audit fees	$7,000	$5,962
2. Audit-related fees	-	-
3. Tax fees	235	338
4. All other fees	-	-
Totals	$7,235	$6,300

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

(Financial statements follow on next page)

SMSA Gainesville Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2012 and 2011	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-4

Statement of Changes in Stockholders' Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-5

Statement of Cash Flows
for each of the years ended December 31, 2012 and 2011 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2012	F-6

Notes to Financial Statements	F-7

LETTERHEAD OF S. W. HATFIELD, CPA

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SMSA Gainesville Acquisition Corp.

We have audited the accompanying balance sheets of SMSA Gainesville Acquisition Corp. (a Nevada corporation and a development stage company) as of December 31, 2012 and 2011 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years ended December 31, 2012 and 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012.  These financial statements are the sole responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Gainesville Acquisition Corp. (a development stage company) as of December 31, 2012 and 2011 and the results of its operations and cash flows for each of the years ended December 31, 2012 and 2011 and the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

/s/ S. W. Hatfield CPA
S. W. HATFIELD, CPA

 Dallas, Texas
March 1, 2013 (except for Note J
as to which the date is March 7, 2013)

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$353	$12,721

Total Assets	$353	$12,721

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable - trade	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 and 500,005 shares
issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	92,070	90,670
Deficit accumulated during the development stage	(101,717)	(87,949)

Total Stockholders' Equity (Deficit)	353	12,721

Total Liabilities and
Stockholders’ Equity (Deficit)	$353	$12,721

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

Revenues	$-	$-	$-

Operating expenses
Reorganization costs	-	-	2,500
Professional fees	7,360	6,585	82,292
Other general and administrative costs	6,408	5,724	16,925

Total operating expenses	13,768	12,309	101,717

Loss from operations	(13,768)	(12,309)	(101,717)

Provision for income taxes	-	-	-

Net Loss	(13,768)	(12,309)	(101,717)

Other comprehensive income	-	-	-

Comprehensive Loss	$(13,768)	$(12,309)	$(101,717)

Loss per weighted-average share of common stock
outstanding, computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)	$(0.02)

Weighted-average number of shares of common stock
outstanding - basic and fully diluted	10,000,005	10,000,005	4,727,025

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

				Deficit
				accumulated
			Additional	during the
	Common Stock		paid-in	development
	Shares	Amount	capital	stage	Total
Stock issued pursuant
to plan of reorganization
at bankruptcy settlement
date on August 1, 2007	500,005	500	500	-	1,000

Net loss for the period	-	-	-	(5,000)	(5,000)

Balances at December 31, 2007	500,005	500	500	(5,000)	(4,000)

Net loss for the year	-	-	-	(841)	(841)

Balances at December 31, 2008	500,005	500	500	(5,841)	(4,841)

Net loss for the year	-	-	-	(9,530)	(9,530)

Balances at December 31, 2009	500,005	500	500	(15,371)	(14,371)

Sale of common stock	9,500,000	9,500	-	-	9,500

Capital contributed to support operations	-	-	74,640	-	74,640

Net loss for the year	-	-	-	(60,269)	(60,269)

Balances at December 31, 2011	10,000,005	10,000	75,140	(75,640)	9,500

Capital contributed to support operations	-	-	15,530	-	15,530

Net loss for the year	-	-	-	(12,309)	(12,309)

Balances at December 31, 2011	10,000,005	10,000	90,670	(87,949)	12,721

Capital contributed to support operations	-	-	1,400	-	1,400

Net loss for the year	-	-	-	(13,768)	(13,768)

Balances at December 31, 2012	10,000,005	$10,000	$92,070	$(101,717)	$353

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Cash Flows
Years ended December 31, 2012 and 2011 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012

	Year ended December 31, 2012	Year ended December 31, 2011	Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012
Cash Flows from Operating Activities
Net loss for the period	$(13,768)	$(12,309)	$(101,717)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation	-	-	-
(Increase) Decrease in
Accounts receivable	-	-	-
Prepaid expenses and other assets	-	-	-
Increase (Decrease) in
Accounts payable	-	-	-
Other accrued liabilities	-	-	-

Net cash provided by operating activities	(13,768)	(12,309)	(101,717)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Capital contributed to support operations	1,400	15,500	16,900
Cash funded from bankruptcy trust	-	-	1,000
Working capital advances from stockholder	-	30	74,670

Net cash provided by financing activities	1,400	15,530	102,070

Increase in Cash	(12,368)	3,221	353

Cash at beginning of period	12,721	9,500	-

Cash at end of period	$353	$12,721	$353

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

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
December 31, 2012 and 2011

Note E - Summary of Significant Accounting Policies - Continued

3.	Income taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2010.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2009.

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2012 and 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note G - Related Party Transactions

HFG managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed an aggregate of approximately $74,640 through December 31, 2010 to support our operations.  During the 4th quarter of calendar 2010, HFG forgave all cumulative advances and the Company reclassified these advances as contributed capital and a component of additional paid-in capital in the accompanying balance sheets.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $102,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2012 and 2011 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2012 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
			settlement)
	Year ended	Year ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012

Statutory rate applied to
income before income taxes	$(4,600)	$(4,300)	$(34,600)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	4,600	4,300	34,600

Income tax expense	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements - Continued
December 31, 2012 and 2011

Note H - Income Taxes - Continued

The Company’s only temporary difference as of December 31, 2012 and 2011, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of December 31, 2012 and 2011, respectively, the deferred tax asset is as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$34,600	$30,000
Less valuation allowance	(34,600)	(30,000)

Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2012 and 2011, respectively, the valuation allowance against the deferred tax asset increased by approximately $4,600 and $4,300.

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

Note J - Subsequent Events

Management has evaluated all activity of the Company through March 7, 2013 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: March 7, 2013	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 7, 2013	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer
Chief Financial Officer and Director