Form 10-Q
period 2013-09-30
SMSA GAINESVILLE ACQUISITION CORP.
filed 2013-11-01
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

(972) 233-0300
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES  ☒  NO  ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:  October 30, 2013: 10,000,005 shares of common stock, par value $0.001

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Quarter ended September 30, 2013

Table of Contents

Part I - Financial Information
Item 1 - Financial Statements

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
September 30, 2013 and December 31, 2012

	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
ASSETS
Current Assets
Cash on hand and in bank	$292	$353

Total Assets	$292	$353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$-	$-

Total Liabilities	-	-

Commitments and Contingencies

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value
10,000,000 shares authorized.
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
10,000,005 shares issued and outstanding, respectively	10,000	10,000
Additional paid-in capital	100,470	92,070
Deficit accumulated during the development stage	(110,178)	(101,717)

Total Stockholders' Equity (Deficit)	292	353

Total Liabilities and Stockholders’ Equity (Deficit)	$292	$353

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013

(Unaudited)

					Period from
					August 1, 2007
					(date of bankruptcy
	Nine months	Nine months	Three months	Three months	settlement)
	ended	ended	ended	ended	through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating expenses
Reorganization costs	-	-	-	-	2,500
Professional fees	6,900	5,060	2,875	1,485	89,192
Other general and
administrative expenses	1,561	6,211	284	194	18,486

Total operating expenses	8,461	11,271	3,159	1,679	110,178

Loss from operations	(8,461)	(11,271)	(3,159)	(1,679)	(110,178)

Provision for income taxes	-	-	-	-	-

Net Loss	(8,461)	(11,271)	(3,159)	(1,679)	(110,178)

Other
comprehensive income	-	-	-	-	-

Comprehensive Loss	$(8,461)	$(11,271)	$(3,159)	$(1,679)	$(110,178)

Loss per weighted-average
share of common stock
outstanding, computed
on net loss - basic and
fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average number
of shares of common stock
outstanding - basic and
fully diluted	10,000,005	10,000,005	10,000,005	10,000,005

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Nine months ended September 30, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013

(Unaudited)

			Period from
			August 1, 2007
			(date of bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash Flows from Operating Activities
Net loss for the period	$(8,461)	$(11,271)	$(110,178)
Adjustments to reconcile net loss
to net cash provided by operating activities

Increase in
Accounts payable	-	170	-

Net cash used in operating activities	(8,461)	(11,101)	(110,178)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Cash funded by bankruptcy trust	-	-	1,000
Sale of common stock	-	-	9,500
Capital contributed to support operations	8,400	-	99,970

Net cash provided by financing activities	8,400	-	110,470

Increase (Decrease) in Cash	(61)	(11,101)	292

Cash at beginning of period	353	12,721	-

Cash at end of period	$292	$1,620	$292

Supplemental Disclosure of
Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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
September 30, 2013 and December 31, 2012

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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
September 30, 2013 and December 31, 2012

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2013 and December 31, 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals, as well as the potential impact of any net operating loss carryforwards (s) and their potential utilization.

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

As of September 30, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

5.	Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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

Note G - Related Party Transactions

Halter Financial Group, Inc. (HFG), the previous majority shareholder, pursuant to the Plan, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed an aggregate of approximately $99,970 through September 30, 2013 to support our operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the six months ended September 30, 2013 and the year ended December 31, 2012, respectively, the Company’s President contributed approximately $8,400 and $1,400 to support the Company’s operations.  The contributed capital has been reflected as a component of additional paid-in capital in the accompanying financial statements.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013 are as follows:

Period from
August 1, 2007
(date of
bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

Note H - Income Taxes – Continued

As of September 30, 2013, pursuant to the August 2010 change in control transaction, the Company has a net operating loss carryforward of approximately $110,000 to offset future taxable income.  The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code.  Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013 varied from the statutory rate of 34% as follows:

			Period from
			August 1, 2007
			(date of
			bankruptcy
	Nine months	Nine months	settlement)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Statutory rate applied to
income before income taxes	$(2,900)	$(3,800)	$(37,500)
Increase (decrease) in income
taxes resulting from:
State income taxes	-	-	-
Other, including reserve for
deferred tax asset and application
of net operating loss carryforward	2,900	3,800	37,500

Income tax expense	$-	$-	$-

The Company’s only temporary difference as of September 30, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law.  As of September 30, 2013 and December 31, 2012, respectively, the deferred tax asset is as follows:

	September 30,	December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$37,500	$34,600
Less valuation allowance	(37,500)	(34,600)

Net Deferred Tax Asset	$-	$-

During the nine month period ended September 30, 2013 and the year ended December 31, 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $2,900 and $4,600.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
September 30, 2013 and December 31, 2012

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2013 or 2012 or for the period from August 1, 2007 (date of bankruptcy settlement) through September 30, 2013, respectively.

General and administrative expenses for the respective nine month periods ended September 30, 2013 and 2012 were approximately $8,500 and $11,300. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will remain constant or increase as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for each of the nine month periods ended September 30, 2013, were approximately $(0.00) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company’s executes upon its current business plan.

(4)	Liquidity and Capital Resources

At September 30, 2013 and December 31, 2012, the Company had working capital of approximately $300 and $350 respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SMSA Gainesville Acquisition Corp.

Dated: November 1, 2013	/s/ Paul Interrante
Paul Interrante
President, Chief Executive Officer,
Chief Financial Officer and Sole Director