Form 10-K
period 2013-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2014-04-24
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 0-53803

SMSA Gainesville Acquisition Corp.
(Exact name of registrant as specified in its charter)

Nevada	27-0984261
(State of incorporation)	(I.R.S. Employer Identification No.)

610 Coit Road, Suite 200, Dallas, Texas 75075
(Address of principal executive offices)
(469) 606-4520
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act – None Securities registered pursuant to Section 12(g) of the Act – Common Stock - $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2013 was approximately $-0- based upon 500,008 shares held by non-affiliates and a closing market price of $0.00 per share on April 2, 2014.

As of April 2, 2014, there were 10,000,008 shares of Common Stock issued and outstanding.

SMSA Gainesville Acquisition Corp.
Form 10-K for the year ended December 31, 2013

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; changes in healthcare plan reimbursement policies; changes in rules governing the relationship between doctors and pharmacies; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1 – Business

General

The Company was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation (the “Predecessor”), mandated by the plan of reorganization for the Predecessor as confirmed by the U. S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. The Predecessor incurred approximately $53,000 in legal fees as part of the reorganization, which fees were paid at or near the time the Company was organized. Since our organization, we have not conducted any operations.

On August 4, 2010, the Company entered into a stock purchase agreement with Paul Interrante (“Interrante”), a resident of Dallas, Texas, pursuant to which Mr. Interrante was issued 9,500,000 shares of our Common Stock for approximately $9,500 cash, or $0.001 per share. As a result of this transaction, the bankruptcy court concluded that the Predecessor had satisfied the requirements of its plan of reorganization. Thereafter, we filed a certificate of compliance with the bankruptcy court, confirming our view that the requirements of the Predecessor’s plan of reorganization had been met. This action resulted in the granting of a final discharge by the bankruptcy court.

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.001 par value, of which, as of December 31, 2013, 10,000,008 shares of common stock were issued and outstanding.

On December 19, 2013, Mr. Interrante, and Halter Financial Investments, L.P. (“HFI,” together with Mr. Interrante, the “Sellers”) entered into a stock purchase agreement (the “Purchase Agreement”) with Titan Partners, LLC (the “Purchaser”) for the sale and purchase of 9,892,956 shares of common stock of the Company. Mr. Interrante agreed to transfer all of the 9,500,000 shares of common stock then owed by him and HFI agreed to transfer all of the 392,956 shares of common stock then owned by it. The Sellers collectively transferred 9,892,956 shares of common stock in exchange for $250,000. The total shares of common stock transferred to the Purchaser represented 98.92% of the Company’s then issued and outstanding common stock.

Pursuant to the Purchase Agreement, Mr. Interrante resigned as a Director of the Company and as our President, Chief Financial Officer, Treasurer, and Secretary. Simultaneously with the effective date of Mr. Interrante’s resignation as a Director of the Company, Kamran Nezami was appointed as a Director of the Company and now serves as our Sole Director and Chairman of the Board of Directors. Prior to resigning as a Director, Mr. Interrante appointed Robert E. Ham as the Company’s Chief Financial Officer, a position Mr. Ham currently holds. On February 27, 2014, Mr. Nezami appointed Dr. Maulik Parikh as our CEO and appointed Mr. Ham to the additional roles of Treasurer and Secretary for the Company.

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. A pharmacy acquired by the Company would most likely not continue to operate as it did prior to the acquisition by the Company; it is the Company’s intention that such pharmacies would fill prescriptions primarily for non-sterile compounding medications. Compounding medications are “made from scratch” – individual ingredients are mixed together to create individual formulations that target specific conditions. For example, we expect to compound transdermal pain creams, wound creams, burn creams, and migraine masks, using FDA-approved ingredients. It is expected that pharmacies owned and operated by the Company will only fill individual patient prescriptions.

Based on the experience of other businesses operated by the principals of Titan Partners, LLC, it is anticipated that once the Company has acquired a pharmacy and is operational, the Company will generate revenue by filling prescriptions. The Company intends to retain earnings until the Company has at least $100 million in undepreciated net tangible assets. Retention of earnings is necessary to satisfy certain state-specific valuation thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, the pharmacies owned and operated by the Company will not fill prescriptions referred by physician-stockholders unless such physician referral is permitted under applicable state and federal law. The Company does not currently plan to fill prescriptions for any federally-funded beneficiaries until it has (i) at least $50 million in undepreciated net tangible assets and (ii) stockholder equity exceeding $75,000,000. The Company’s business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

Competition

The compounding pharmacy business is highly competitive. There are numerous compounding pharmacies in the United States against which we will compete. Some of these are individual pharmacies owned by one or two individuals, others are larger privately-held companies (such as Bellevue Pharmacy) and others are owned by public companies such as Caremark (owned by CVS) and Walgreens. Such companies may continue to engage in certain activities competitive with us. Some of these competitors may have greater financial, marketing and technological resources. In addition, other companies may enter into the business and become competitive as there are no meaningful barriers to entry. We believe the primary competitive factors in the industry include the ability to contract with managed care companies to ensure that our pharmacies are an option to patients in need of compounded medications, the ability to negotiate discounts on compound ingredients with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business and other healthcare regulations, the ability to manage cost and quality of compounded drugs, the ability to obtain one or more pharmacy licenses, the ability to retain qualified pharmacy staff, and the level of service we provide.

Employees

We have no employees. Our President and Chief Executive Officer, Maulik Parikh, along with our sole director, Kamran Nezami, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). It is anticipated that Mr. Parikh and Mr. Nezami may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan. We do not anticipate employing any full-time employees until we initiate business operations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports for officers and directors, and amendments to those reports are available to the public at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Electronic filings with the SEC are also available on the SEC website at www.sec.gov.

Item 1A – Risk Factors

Described below are certain risks that we believe are applicable to our business and the pharmacy industry in which we operate. You should carefully consider the risks, uncertainties and other factors described below and all other information set forth in this Annual Report on Form 10-K. Any of the factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of our common stock. Also, you should be aware that the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, of which we are not yet aware, or that we currently consider to be immaterial may also impair our business operations.

We have a history of losses and may continue to incur losses in the future, which raises substantial doubt about our ability to continue as a going concern.

We have a history of losses and may continue to incur losses in the future, which could negatively impact the trading value of our common stock.  We may continue to incur operating losses in future periods. These losses may increase and we may never achieve or sustain profitability on a quarterly or annual basis in the future for a variety of reasons, including increased competition and other factors described elsewhere in this “Risk Factors” section.  These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent registered public accounting firm's report on our audited financial statements as of and for the year ended December 31, 2013. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

The Company has no operating history.

The Company is a new entity and has no prior history of operations on which investors may evaluate the Company’s performance. The Company can provide no assurance of the success of its objectives or strategies. In view of its lack of operating history and its inexperience, the Company remains vulnerable to a variety of business risks generally associated with start-up businesses. The Company can provide no assurances that the Company will be profitable in the future.

No assurance of licensure.

The Company’s pharmacy operations will require licensing, permits, and accreditation from various federal and state agencies as a condition to beginning its operations including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits r accreditations. The development and operations of the Company could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance that the Company will be successful in obtaining such licenses and permits.

The terms of any offering, including the price of shares of Common Stock offered, may be amended or withdrawn by the Company.

The Company reserves the right, in its sole discretion and for any reason whatsoever, to modify, amend, and/or withdraw all or a portion of any offering and/or to accept or reject in whole or in part any prospective investment in the shares of Common Stock or to allot to any prospective investor less than the number of shares of Common Stock such investor desires to purchase.

No assurance of payment.

The success of the Company will depend in part upon private and third-party sources of payment for the services it provides. The amount of payment that the Company receives for services may be adversely affected by market and cost factors as well as other factors over which the Company has no control and the cost containment and utilization decisions of third parties. The Company’s revenue will be the result of the number and type of services and products it provides. The Company has no control over the number of patients for whom services and products will be provided by the Company. In addition, the success of the Company will depend upon the Company’s ability to maintain contractual relationships with payors and to perform its operations in an efficient manner sufficient to realize operating profits. There can be no assurance that the Company will be able to do so.

The Company may incur losses and negative cash flow.

The Company may incur negative cash flow and there can be no assurance that the Company will eventually operate profitably.

The availability of additional working capital is uncertain.

The Company believes that the proceeds from offerings of Common Stock will allow the Company to initiate its proposed business plan and to satisfy its expected cash requirement. However, the Company’s continued operations thereafter will be dependent on the availability of revenues for continued growth and earnings retention. In the event there is insufficient cash flow from operations, the Company may be required to obtain additional financing. There can be no assurance that such financing will be available, or, if available, the financing will be on terms satisfactory to the Company. If financing is needed, but is not available, the Company may not be able to operate successfully and any investment made in it may be lost.

A Stockholder’s entire investment may be lost if the Company is unable to develop pharmacies or comply with state pharmacy board requirements.

The Company will expend capital contributions of its Stockholders to acquire one or more pharmacies and develop its pharmacy operations. There can be no assurance that the Company will obtain the necessary licenses and/or certifications to operate such pharmacies. If the Company is unsuccessful in obtaining licensure and/or certification or unable to develop one or more pharmacies for any reason, then its Stockholders could lose their entire investment in the Company. In addition, while the Company intends to operate in accordance with the rules promulgated by state pharmacy boards, any adverse action taken against the Company by state pharmacy boards may adversely impact the Company’s operations and the Shareholder’s investments.

Reductions or changes in reimbursement from private payors could adversely affect the Company’s operating results.

The Company’s operating results may be adversely affected by actions of third-party payors and reimbursement factors over which the Company has no control. Cost containment efforts by such payors may impact the Company. The Company cannot assure investors that payments by third-party payors will remain at levels comparable to present levels.

Contracts with Third-Party Payors.

The performance of the Company may be dependent upon its ability to negotiate profitable contracts with third party payors. There is no guarantee that the Company will be able to successfully negotiate those contracts. The Company may experience difficulty in establishing and maintaining relationships with third-party payors. The inability of the Company to negotiate and maintain agreements on favorable terms with third-party payors could reduce its revenues and adversely affect its business.

The issuance of additional shares of Common Stock will result in dilution of Stockholder’s ownership.

In the event the Company issues additional shares of Common Stock, the ownership interest of the existing Stockholders will be diluted proportionately, which will have the effect of reducing the voting power and percentage of distributions of the Stockholders.

The Company will depend on relationships with physicians.

The Company’s success will depend upon the efforts and success of physicians who write prescriptions for products offered by the pharmacies. There can be no assurance that physicians will written prescriptions for products offered by the pharmacies or that patients will chose to fill their prescriptions at the Company’s pharmacies. Insufficient business is likely to make it impossible for the Company to maintain its pharmacy operations and achieve its financial objectives.

The Company’s success will depend on its ability to obtain pharmaceutical ingredients from its vendors.

The Company’s success will depend upon the efforts and success of its ability to obtain the necessary pharmaceutical ingredients from its vendors. There can be no assurance that the Company will be able to obtain or maintain contracts with such vendors, which could reduce the Company’s revenues and adversely affect its business.

The profitability of the Company may be affected by highly competitive healthcare industry.

The health care industry in general, and the market for pharmacy services in particular, is highly competitive and the Company expects to encounter competition from other pharmacies. Regulatory and other changes affecting the health care industry expose the Company and other industry participants to the risk that they will lose competitive advantages. Many of the Company’s existing and potential competitors may have greater financial and other resources than the Company and there can be no assurance that the Company will be able to compete successfully against those competitors.

Reductions or changes in reimbursement from private payors could adversely affect the Company’s operating results.

The Company’s operating results may be adversely affected by actions of third-party payors and reimbursement factors over which the Company has no control. Cost containment efforts by such payors may impact the Company. The Company cannot assure investors that payments by third-party payors will remain at levels comparable to present levels.

Professional liability insurance premiums or claims may adversely affect the Company.

Professional liability insurance coverage could be a large external cost of the Company. Should the Company experience adverse risk management claims or should the market for professional liability insurance coverage dictate a large increase in rates, all or substantially all of the Company profits may be eliminated.

The Company could become involved in litigation.

Litigation could potentially be brought against the Company by various individuals or entities including, but not limited to federal, state, or local governments, potential competitors, or investors. A lawsuit could delay the commencement of or suspend the operations of the Company or the operations of a pharmacy indefinitely, regardless of the merits of the lawsuit. If such a lawsuit were successful, the Company could be permanently prevented from conducting operations.

Employee lawsuits can adversely affect the Company.

From time to time, employees of the Company may bring actions against the Company for alleged violations of the State and federal laws regarding employment or compliance. Any such lawsuits could be expensive to the Company and can result in the payment of damages to those plaintiff-employees.

The Company may be affected by operating risks beyond its control.

The costs of operating pharmacies by the Company may be affected by factors beyond the control of the Company including environmental problems, fire, strikes, energy shortages, inflation, adverse weather conditions (including tornadoes, hurricanes, hail, flooding, and other risks), and other unknown contingencies. Income derived from the pharmacies may be adversely affected by various changing local factors such as an increase in local unemployment, a change in the characteristics of the area, governmental regulations, various uninsurable risks and unforeseen changes in the industry. There can be no assurance that the Company will generate sufficient operating revenues to make rental payments under a lease agreement. Accordingly, in the event of a default in the payment of rentals, or any other default under a lease agreement, the lease agreement may be terminated and the Company would have no further right to occupy and operate the pharmacy being operated on such leased space. In addition, the Company will have normal business risks including disruptions from malfeasance or embezzlement by the Company’s employees or contractors, malfeasance or embezzlements at the Company’s contracted entities, if any, such as billing services and collection agencies, or lawsuits brought by third parties against the Company and/or any agent, employee, contractor, or person acting on behalf of the Company. The Company also has general liability risks in that any of those types of disruptions could cause material change in the Company’s ability to operate profitably.

The Company will be subject to leasehold risks.

The Company will be subject to all of the risks inherent in being a tenant under a lease of real property, including risks of additional costs, delays, and possible complete loss of investment due to matters such as compliance with governmental laws and regulations, new or increased fees or charges imposed on leasehold improvements or ownership, toxic waste clean-up requirements, termination of the leasehold interest following a casualty or condemnation, new or increased real estate taxes, restrictive governmental rules or actions, and outside forces, such as flood or hurricanes, which may result in irreparable damage or insured losses and termination of the lease with respect to a pharmacy. The occurrence of any such events could have a material adverse effect on the Company.

The Company may be unable to survive technological advances.

Scientific and technological advances, new procedures, drugs, and preventative medicines may reduce utilization and revenues of the Company in the future. The development of certain pharmaceuticals may continue to be a significant factor in the utilization of pharmacies. The ability of the Company to offer such services and products may be subject to the availability of pharmaceuticals or the ability to finance such operations.

Treatment of the Company as an affiliated service group for employee benefit plan purposes could have an adverse effect on the investors.

The IRS might assert that some or all of the Stockholders in the Company constitute an “affiliated service group” for purposes of Section 414(m) of the Act. Under Section 414(m), all employees of the various entities in the affiliated service group will be treated as though they were employed by a single employer for purposes of the participation, anti-discrimination, vesting and benefit provisions of the law applicable to tax-qualified retirement plans. In such event, in order to remain tax-qualified, the employee benefit plans of each individual investor of the Company would have to satisfy certain tests. This determination would be made on the basis of the entire employee census of all employees of the affiliated service group, rather than on the basis of the employee census of the employees of the individual investors in the Company. Failure to satisfy such tests might result in the disqualification of some or all of the individual employee benefit plans of investors. There can be no assurance that the IRS will not assert that Section 414(m) is applicable to the Company. Accordingly, it is recommended that prospective investors consult with their personal attorneys, tax advisors, or pension advisors regarding this issue.

Environmental laws and regulations may have an adverse effect on the Company.

The Company may be susceptible to the practical, financial, and legal risks associated with the obligations imposed by applicable environmental laws and regulations. Such risks may (i) result in damage to individuals, property, or the environment; (ii) interrupt operations and/or increase their cost; (iii) result in legal liability, damages, injunctions, or fines; (iv) result in investigations, administrative proceedings, civil litigation, criminal prosecution, penalties, or other governmental agency actions; and (v) not be covered by insurance. There can be no assurance that the Company will not encounter such risks in the future, and such risks may result in material adverse consequences to the operations or financial condition of the Company.

Antitrust laws may have an adverse effect on the Company.

There can be no assurance that the activities or operations of the Company will comply with federal and state antitrust or unfair competition laws, or that the government agencies or any other party, will not challenge or seek to delay or enjoin the activities of the Company on antitrust or other grounds. If such a challenge is made, there can be no assurance that such challenge would be unsuccessful. The Company has not obtained an analysis of any possible antitrust implications of the activities of the Company or its arrangements with its investors or of the continuing arrangements and anticipated operations of the Company. Potential investors are encouraged to consult their legal advisors concerning the application of state and federal antitrust and unfair competition laws to the activities of the Company.

There is and will be a limited market for the shares of Common Stock in the Company.

There is a limited market for the shares of Common Stock in the Company and it is not anticipated that any such market will develop. Investors may be required to hold their interests for an indefinite period of time. Even if the Company’s operations are successful, the interests will be illiquid.

Rights to require the dissolution and winding up of the Company’s business may result in the loss of part or all of a Stockholder’s investment.

The Board of Directors of the Company has the right to initiate a process to cause the Company to dissolve and wind up its business under certain defined circumstances. In the event of a dissolution of the Company, the proceeds realized from the liquidation of assets, if any, will be distributed to the Stockholders pro rata based upon their capital accounts pursuant to the Operating Agreement but only after the satisfaction of claims of creditors. Accordingly, the ability of a Shareholder to recover all or any portion of the Shareholder’s investment under such circumstances will depend on the amount of funds so realized and claims to be satisfied from those funds. In such event, all investors, including those opposing such action, are likely to suffer a loss of part or all of their investment.

The impact of health care reform on the Company’s business is uncertain.

Political, economic, and regulatory influences are subjecting physicians and other providers in the health care industry in the United States to fundamental changes. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, pay for performance systems, and other fundamental changes to the health care delivery system. Private sector providers and payors have embraced certain elements of reform, resulting in increased consolidation of health care providers and payors as those providers and payors seek to form alliances in order to provide cost-effective, quality care. Legislative debate is expected to continue in the future, and the Company cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on its business.

The failure to retain key management personnel could adversely impact the Company.

The Company’s success will depend in large part on the Company’s ability to attract and retain qualified managerial personnel on behalf of the Company. The inability to attract, retain, and motivate sufficient numbers of qualified management personnel could have a material adverse effect on the Company. Board Stockholders may have little or no experience in managing pharmacies. The inability or failure of the Board to adequately perform those duties could have a material adverse effect on the Company.

The Company’s cash flow and operating results could be adversely affected by legal actions.

The Company may be named as a defendant in any cause of action arising from such pharmacy services and those actions may involve large monetary claims and significant defense costs.

The Company’s liability insurance may not be sufficient to cover all potential liability.

The Company may be liable for damages to persons or property that occur at a pharmacy. Although the Company will attempt to obtain and maintain general and professional liability insurance, the Company may not be able to obtain coverage in amounts sufficient to cover all potential liability. Since most insurance policies contain various exclusions, the Company will not be insured against all possible occurrences. Subject to certain exceptions, the liability of the Stockholders for any such excess or uninsured damages should be limited to their Capital Contributions to the Company.

The Company has not provided advice regarding all the tax and legal risks related to investing in the Company.

The Company has not attempted to advise potential investors with respect to all of the tax risks or consequences of an investment in the Company including, but not limited to, those relating to alternative minimum tax issues and increased risk of tax authority audits of investor tax returns. Accordingly, potential investors are encouraged to consult with their tax advisors regarding those issues. The Company has not attempted to advise potential investors with respect to any legal risks or consequences of an investment in the Company. Accordingly, potential investors are encouraged to consult with their legal counsel regarding potential legal issues.

If the Company fails to comply with laws and government regulations applicable to the Company, the Company could suffer sanctions, loss of reimbursement, and be required to dissolve or make significant changes to its operations.

There is no guarantee that significant new laws and regulations or interpretation of existing laws and regulations will not materially affect the ability of the Company to manage profitably. Such material changes might result in short-term or long-term disruptions of the structure, additional capital investments, expensive fees, and or the permanent inability of the Company to generate income over expenses.

If the Company fails to comply with extensive laws and government regulations applicable to the Company, the Company could suffer sanctions, loss of reimbursement, and be required to dissolve or make significant changes to its operations.

Federal Statutes and Regulations. Various federal laws impose penalties, including fines, civil monetary penalties, imprisonment, and termination of Medicare and/or Medicaid participation upon health care providers who receive any form of compensation or other inducement for referring a patient to a provider of health related services such as the Company. The Company does not intend to provide services or products to beneficiaries of federally-funded programs nor does the Company intend to submit claims for any such services. As a result, the federal self-referral law, commonly referred to as the “Stark Law,” (42 U.S.C. § 1395nn.) and the Federal Anti-Kickback Statute (42 U.S.C. § 1001.952) should not be applicable. In general, the Stark Law prohibits a physician who has a “financial relationship” with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including outpatient prescription drugs. Once a proscribed referral is made, the entity cannot submit a claim for payment for the services to the Medicare or Medicaid program or bill the patient or any other party for the services, unless an appropriate exception applies to protect the arrangement. In general, the Federal Anti-Kickback Statute prohibits anyone from knowingly and willingly offering, paying, soliciting, or receiving any remuneration in return for referring an individual to another person or entity for the furnishing, or the arranging for the furnishing of any item or service that may be paid in whole or in part by the Medicare, Medicaid, or a federal health care program. The Federal Anti-Kickback Statute creates liabilities for parties on both sides of an impermissible “kickback” transaction. Under the statute, remuneration can implicate the statute whether it is made in cash or in kind, directly or indirectly, overtly or covertly. The Federal Anti-Kickback Statute has been broadly interpreted to cover any transaction where “one purpose” of the remuneration is to induce referrals subject to the statute. The Federal Anti-Kickback Statute contain numerous exceptions, including certain “safe harbor” provisions, which set forth the requirements for arrangements that are deemed to not violate the statute. If the Company decided to provide services to federally-funded patients, it would do so only if it obtained a favorable legal opinion or advisory opinion that such services were in compliance with applicable federal laws and regulations. Since the Federal Anti-Kickback Statute applies to remuneration whether it is provided directly or indirectly, certain relationships among the parties could potentially be subject to challenge. Each investor should consult with legal counsel regarding the legality of this arrangement.

State Statutes and Regulations. Many states have specific statutes and regulations governing a physician’s ability to invest in another health care provider and/or a physician’s ability to refer patients to an entity in which the physician has a financial interest. In addition, many states require a physician to disclose to the individual that the physician has a financial interest in the health care entity and to inform the individual that the individual may choose to be referred to another health care entity. Some states require that such disclosure be made in writing. Some states also require the physician retain a copy of the notice.

Laws Governing the Use, Disclosure, Maintenance or Transmission and Privacy of Health Information. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and the Health Information Technology for Economic and Clinical Health (“HITECH”) Act contained in Public Law 111 005, requires compliance with standards for the exchange of use, disclosure, maintenance and transmission of health information with third parties, such as payors, business associates, and patients. These standards address common health care transactions (such as claims information, plan eligibility, payment information and the use of electronic signatures); unique identifiers for providers, employers, health plans, and individuals; security; privacy; and enforcement. The United States Department of Health and Human Services (“HHS”) has published final regulations for health care transactions (which became effective October 16, 2002), the privacy of individually identifiable health information (which became effective April 14, 2003), the security of health information (which became effective April 21, 2005), the HIPAA Privacy, Security, Enforcement & Breach Notification Final Omnibus Rule (which became effective March 26, 2012). HITECH broadened the scope of the HIPAA privacy and security regulations. HITECH extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. In its 2013 final rule, HHS modifies this breach notification requirement by creating a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

HIPAA and HITECH require significant and costly standards for the Company. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The American Recovery and Reinvestment Act (“ARRA”) has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For example, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates. HHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. HITECH and the final Omnibus rule implements many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs on our Company in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. Our Company remains subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

The Company currently maintains a mailing address at 610 Coit Road, Suite 200, Dallas, Texas 75075. The Company’s telephone number there is (469) 606-4520. Other than this mailing address, the Company does not currently maintain any other office facilities and does not anticipate the need for maintaining office facilities at any time in the foreseeable future.

Item 3 – Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

There is no public trading market for our securities. Our shares are eligible for quotation on the OTC Bulletin Board under the symbol “SACQ”. As of the date of this filing, there has been no known trading in the Company’s common stock.

Holders

As of April 2, 2014, there were a total of 10,000,008 shares of our common stock held by approximately 483 stockholders of record. There are no shares of our preferred stock outstanding at the date of this report.

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

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our Company.

On February 18, 2014, we filed with the SEC a preliminary information statement under Section 14 of the Exchange Act, which is a step in the process of amending our Articles of Incorporation to increase our authorized shares of common stock to 250,000,000 shares. On April 18, 2014, we filed an amendment to this filing to, among other things, remove a previously contemplated change to our name and to disclose the unregistered sale of shares of our common stock. We currently have no plans or intentions to use the increased capital stock as consideration in a merger, consolidation, acquisition or similar business transaction.

Dividend Policy

Subject to the rights of the holders of the preferred stock, if any, holders of our common stock are entitled to dividends when, as and if declared by our board. We have never paid dividends on our common stock, and the current policy of our board of directors is to retain any earnings to provide for our growth. The payment of dividends on our common stock in the future, if any, will be at the discretion of our board of directors and will depend on such factors as earnings levels, capital requirements, our overall financial condition and any other factors deemed relevant by our board of directors. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Provisions Having A Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our board is authorized to adopt, alter, amend and repeal our Bylaws or to adopt new Bylaws. In addition, our board has the authority, without further action by our stockholders, to issue up to 10,000,000 of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Securities Eligible for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a) (1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) both the offer of the 500,008 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization. In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

We currently have outstanding 9,892,956 shares that may be deemed restricted securities as defined in Rule 144. Generally, restricted securities can be resold under certain circumstances under Rule 144 once they have been held for the required statutory period and provided that the securities satisfy the current public information requirements of the rule.

Rule 144

Under Rule 144, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only that number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or,
•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;
•	provided, in each case, which we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales by affiliates must also comply with the manner of sale, current public information, and notice provisions of Rule 144.

Restrictions on the Reliance of Rule 144 by Shell Companies or Former Shell Companies

As a result of recent amendments to Rule 144 by the SEC, Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
•	The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act;
•
The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

Recent Sales of Unregistered Securities

On March 10, 2014, the Company commenced a private placement of the right to acquire unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the pharmacy industry (the “Private Placement”). As part of the ongoing Private Placement, the Company has received signed subscription agreements and checks from 16 investors. Each one of those investors was told, prior to submitting his subscription agreement, that a $5,000 investment would entitle him to receive 100,000 shares of Company common stock. The Company believed it clearly communicated to the investors in the Private Placement that the 100,000 shares of common stock would be held by each investor once the Company increased its number of authorized shares of common stock and completed a 13.3935 to 1 forward stock split. Prior to completion of the increase in the authorized number of shares of common stock and the planned 13.3935 to 1 forward stock split, the investment checks of six of those 16 investors were deposited by the Company totaling $30,000. The Company has taken the position, as to those six investors, that their investment has been accepted and each is entitled now to receive 7,466.333 (pre-split) shares of common stock for their $5,000 investment. The Company asked each such investor to confirm in writing their agreement with that position. As to the other ten investors, the Company has asked each of them to similarly confirm in writing that if their $5,000 check is deposited prior to the anticipated stock split, they would expect to receive 7,466.333 shares of our common stock. Any investor who does not provide this confirmation will promptly have returned to him the full amount of his investment. As a result, and assuming all such confirmations sent to investors confirming the number of shares of common stock to be issued to each investor are received as expected, the Company has to date sold 44,798 shares of its common stock in the Private Placement. Once our number of authorized shares of common stock has been increased from 100,000,000 shares of common stock to 250,000,000 shares of common stock, and upon completion of the forward stock split of 13.3935 to 1, the 44,798 shares of common stock will become 600,002 shares of our common stock. The Company received $30,000 in exchange for such shares of common stock. The Company will separately report any sale to any of the other ten investors once it has received back from an investor the expected confirmation letter confirming the number of shares of common stock they purchased and deposited that investor’s check. If the Company receives the expected confirmation letter from all ten such investors, after completion of the anticipated stock split the Company will issue 1 million shares of common stock in aggregate to such investors and the Company will deposit the $50,000 of checks received from such investors.

As of April 2, 2014, the Company had 10,000,008 shares of its common stock outstanding, with a par value of $0.001. Assuming receipt of confirmations from the six investors whose checks have been cashed, the total number of shares of common stock outstanding of the Company as of April 17, 2014 is 10,044,806.

Transfer Agent

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

Item 6 – Selected Financial Data

Not applicable.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1) Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; changes in healthcare plan reimbursement policies; changes in rules governing the relationship between doctors and pharmacies; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) General

The Company was organized on September 9, 2009, as a Nevada corporation. On August 4, 2010, the Company entered into a share purchase agreement with Mr. Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share. On December 19, 2013, Mr. Interrante and HFI entered into a stock purchase agreement with Titan Partners, LLC for the sale and purchase of 9,892,956 shares of common stock of the Company. Mr. Interrante agreed to transfer all of the 9,500,000 shares of common stock then owned by him and HFI agreed to transfer all of the 392,956 shares of common stock then owned by it. The Sellers collectively transferred 9,892,956 shares of common stock in exchange for $250,000. The total shares of common stock transferred to the Purchaser represented 98.92% of the Company’s then issued and outstanding common stock.

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. A pharmacy acquired by the Company would most likely not continue to operate as it did prior to the acquisition by the Company; it is the Company’s intention that such pharmacies would fill prescriptions primarily for non-sterile compounding medications. Compounding medications are “made from scratch” – individual ingredients are mixed together to create individual formulations that target specific conditions. For example, we expect to compound transdermal pain creams, wound creams, burn creams, and migraine masks, using FDA-approved ingredients. It is expected that pharmacies owned and operated by the Company will only fill individual patient prescriptions.

Based on the experience of other businesses operated by the principals of Titan Partners, LLC, it is anticipated that once the Company has acquired a pharmacy and is operational, the Company will generate revenue by filling prescriptions. The Company intends to retain earnings until the Company has at least $100 million in undepreciated net tangible assets. Retention of earnings is necessary to satisfy certain state-specific valuation thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, the pharmacies owned and operated by the Company will not fill prescriptions referred by physician-stockholders unless such physician referral is permitted under applicable state and federal law. The Company does not currently plan to fill prescriptions for any federally-funded beneficiaries until it has (i) at least $50 million in undepreciated net tangible assets and (ii) stockholder equity exceeding $75,000,000. The Company’s business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2013 or 2012 or for the period from August 1, 2007 (date of the Company’s inception) through December 31, 2013.

Operating expenses for the respective years ended December 31, 2013 and 2012 were approximately $126,328 and $ 14,428, respectively. These expenses were also directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate, but will generally increase, as the Company complies with its periodic reporting requirements and implements its business plan.

Earnings per share for the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of the Company’s inception) through December 31, 2013 were approximately $(0.00), $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins to execute upon its current business plan.

The Company has incurred approximately $113,500 in legal fees in 2013 to further develop its current business plan.  The Company expects to incur additional legal fees in the future as it continues to develop and implement its business plan.

 (4) Liquidity and Capital Resources

For years ended December 31, 2013 and 2012, the Company received capital contributions of approximately $12,300 and $2,059, respectively.

The Company currently has limited cash on hand, no operating assets, and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

We have historically met our capital requirements through short-term and long-term borrowings and capital contributions from our majority stockholders. We intend to engage in a series of private placements of equity securities through which we will raise sufficient capital to implement our business plan. Once our business plan is fully implemented, we anticipate we will be able to provide the necessary liquidity from our cash on hand, and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through equity and/or debt financings.

It is the belief of management and significant stockholder that this plan will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholder to provide funding in the future. Further, the Company is at the mercy of future economic trends and business operations of the Company’s majority stockholder to have the resources available to support the Company. The Company may also experience difficulty in implementing its business plan, which will have a significant adverse impact on the Company’s liquidity and capital resources.

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

Our significant accounting policies are summarized in Note E of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would effect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

(6) Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s ability to implement its business plan.

(7) Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8 – Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2013. As we are classified as a shell company and, during the period of this report, had only a sole officer and director, the Company’s internal controls were deficient for the following reasons: (1) there were no entity level controls because there was only one person serving in the dual capacity of sole officer and sole director, (2) there were no segregation of duties as that same person approved and directed the payment of the Company’s bills, and (3) there was no separate audit committee. As a result, the Company’s internal controls had an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting. Due to recent changes in our management structure that we anticipate will alleviate many of the deficiencies discussed above, it is our intention going forward that management will, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carry out an evaluation of the effectiveness of our internal controls over financial reporting. In making this assessment, our management will use the criteria set forth by COSO in the Internal Control — Integrated Framework (1992).

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held
Kamran Nezami	44	Director
Maulik Parikh	37	President, Chief Executive Officer
Robert E. Ham	59	Chief Financial Officer, Treasurer, Secretary

The director named above will serve until the next annual meeting of stockholders or until his successor(s) is duly elected and qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Mr. Nezami, Mr. Parikh or Mr. Ham and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company’s affairs on an as needed basis. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Kamran Nezami, Chairman

Mr. Nezami currently serves as the Chief Executive Officer and on the Board of Managers of HealthScripts Specialty Pharmacy. Mr. Nezami also serves as the Chief Executive Officer of Global Molecular Labs, LLC, a clinical laboratory, and In-Office Physician Management Services, LLC, a management services company. In addition, Mr. Nezami serves as the Chief Executive Officer of several other pharmacies in various locations across the United States. In these various roles, Mr. Nezami is responsible for the overall development and implementation of the strategic vision and operating initiatives that drives each of the businesses he oversees. Mr. Nezami attended the University of Houston in Houston, Texas. None of the aforementioned companies are a parent, subsidiary or affiliate of the Company.

Maulik Parikh, President and Chief Executive Officer

Dr. Parikh currently serves as Managing Partner of Atlas Anesthesia Associates, PA, a company he co-founded and grew from inception to $40,000,000 in revenue. Dr. Parikh graduated with honors from the University of Virginia where he was an Echols Scholar. He received his medical degree from the Medical College of Virginia. He completed his residency in Anesthesiology at the Baylor College of Medicine where he was Chief Resident. He is board certified by the American Board of Anesthesiology. Dr. Parikh’s experience includes business development, marketing and small business cultivation and growth. He has also served as an advisor to multiple healthcare companies spanning all aspects of healthcare from medical professional services to healthcare ancillaries.

Robert E. Ham, Chief Financial Officer, Treasurer and Secretary

Mr. Ham, a certified public accountant, is currently Chief Financial Officer for HealthScripts Specialty Pharmacy. Mr. Ham has been with HealthScripts since July of 2013. Mr. Ham has held CFO and Controller positions with companies for over 20 years, most recently for Servisair, an aviation services company, with over 4,000 employees and operations in 17 states. Prior to that Mr. Ham was VP and Controller, US & Canada, for American Water, now a public corporation based in New Jersey, serving 35 states in the US and parts of Canada. Mr. Ham is particularly skilled at building and leading finance departments for maximum impact and efficiency for the corporations they serve. None of his previous positions have been associated with us or any affiliated company. Mr. Ham received his Bachelor’s Degree in Business Administration from St. Michael’s College in Vermont in 1976 and achieved his CPA in 1992.

Indemnification of Officers and Directors

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification, which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

•	Conducted himself in good faith;
•
Reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and

•	In the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

Our Articles of Incorporation provide that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors’ duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of the director’s duty to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense, or other matters.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during our fiscal year ended December 31, 2013, all eligible persons were in compliance with the requirements of Section 16(a).

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

Code of Ethics

Since we have no operations or revenues and no employees, we have not adopted a code of ethics. We intend to adopt a code of ethics when we successfully implement our plan of operations.

Corporate Governance

As we currently have no operations or revenues, our board of directors, consisting of our sole director, Mr. Nezami, does not have an audit, nominating or compensation committee. We do not have any written charters for such committees. Our board of directors acts as our audit committee. We do not have an audit committee financial expert.

Item 11 – Executive Compensation

The Company’s officers and directors have not received any compensation from the Company. In future periods, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

Summary Compensation Table

Name and Principal Position ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kamran Nezami,	2012	$0	$0	$0	$0	$0	$0	$0	$0
Director	2013	$0	$0	$0	$0	$0	$0	$0	$0

Maulik Parikh	2012	$0	$0	$0	$0	$0	$0	$0	$0
President and CEO	2013	$0	$0	$0	$0	$0	$0	$0	$0

Robert. E. Ham, CFO, Treasurer and	2012	$0	$0	$0	$0	$0	$0	$0	$0
Secretary	2013	$0	$0	$0	$0	$0	$0	$0	$0

Paul Interrante Former Director,	2012	$0	$0	$0	$0	$0	$0	$0	$0
CEO, and CFO	2013	$0	$0	$0	$0	$0	$0	$0	$0

The Company has no other executive compensation issues, requiring the inclusion of other mandated table disclosures.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Title or Class of Securities	Name and Address of Beneficial Owner1	Amount of Beneficial Ownership2	Percentage6

	Certain Beneficial Owners

Common	Titan Partners, LLC3 6565West Loop South, Suite 110 Bellaire, Texas 77401	9,892,956	98.92%

Common	Titan Partners Management, LLC4 6565West Loop South, Suite 110 Bellaire, Texas 77401	9,892,956	98.92%

	Directors and Executive Officers

Common	Kamran Nezami5 6565West Loop South, Suite 110 Bellaire, Texas 77401	9,892,956	98.92%

All Directors and Executive Officers as a Group (1 Person)		9,892,956	98.92%
__________________
1.
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

2.
On April 2, 2014, there were 10,000,008 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants that would entitle any one person to acquire beneficial ownership of more than 5% of our currently outstanding common stock.

3.	Titan Partners, LLC directly owns 98.92% of the common stock of the Company and therefore directly possess voting and investment power with respect to the Company’s common stock.

4.
As the manager of Titan Partners, LLC, Titan Partners Management, LLC, may be deemed to indirectly possess voting and investment power with respect to 98.92% of the Company’s common stock held by Titan Partners, LLC.

5.
As the manager of Titan Partners Management, LLC, the manager of our majority stockholder Titan Partners, LLC, Kamran Nezami may be deemed to indirectly possess voting and investment power with respect to 98.92% of the Company’s common stock held by Titan Partners, LLC. Mr. Nezami is our sole Director.

6.
These percentages do not reflect the interest in the Company’s common stock to be held by those who have a right to acquire the Company’s common stock as a result of our private placement, which will have the effect of reducing the percentages contained in this column.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

Halter Financial Investments, L.P. (and its affiliated entities), the previous majority shareholder, pursuant to a Chapter 11 Plan involving an affiliated entity, managed the $1,000 in cash transferred from the bankruptcy creditor’s trust on our behalf until exhausted and contributed an aggregate of approximately $99,970 through September 30, 2013, to support our operations.

During the year end December 31, 2013 and December 31, 2012, respectively, the Company’s former president, Mr. Interrante, contributed approximately $8,400 and $1,400 to support the Company’s operations.

Our majority stockholder, Titan Partners, LLC, intends to cover certain administrative expenses and other costs up to $250,000 that will be repaid by the Company upon successful implementation of our business plan.  There is currently no agreement between the Company and Titan Partners, LLC requiring that Titan Partners, LLC cover the Company’s expenses and other costs.  Kamran Nezami, our sole Director, participates in the management of Titan Partners, LLC.

Except as provided herein, the Company has not entered into any transactions with a related party. Management does not know of any other transaction it will be entering into with related parties. There is no relationship between the directors and officers of the Company.

Pursuant to the Company’s current structure of having a sole director, who also participates in the management of our controlling shareholder, the Company has no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 – Principal Accountant Fees and Services

Changes in and Disagreements with Accountants

On July 23, 2013, our Board of Directors was notified by its auditors, S.W. Hatfield, CPA of Dallas, Texas, that its registration with the Public Company Accounting Oversight Board ("PCAOB") was revoked due to failure to comply with PCAOB rules and interim auditing standards during audits of two unrelated public companies for their respective fiscal years ended 2003 and 2004. As a result of this event, on July 24, 2013, the Company formally informed S.W. Hatfield, CPA of its dismissal as the Company’s independent registered public accounting firm. As S.W. Hatfield, CPA is no longer registered with the PCAOB, the Company may not include S.W. Hatfield, CPA’s audit reports or consents in the Company's future filings with the Commission.

The reports of S.W. Hatfield, CPA on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms. During the years ended December 31, 2012 and 2013, there have been no disagreements with S.W. Hatfield, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of S.W. Hatfield, CPA would have caused them to make reference thereto in connection with their report on the financial statements for such years. S.W. Hatfield, CPA furnished the Company with a letter addressed to the SEC stating it did not disagree with the forgoing statements.

On July 24, 2013, the Company engaged Goldman Accounting Services CPA, PLLC as its new independent registered public accounting firm. During the two most recent fiscal years and through July 24, 2013, the Company had not consulted with Goldman Accounting Services CPA, PLLC regarding any of the following:

i.	The application of accounting principles to a specific transaction, either completed or proposed;

ii.
The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that Goldman Accounting Services CPA, PLLC concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

iii.	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Audit Fees

The Company paid or accrued the following fees in each of the prior two fiscal years to its former and current principal accountants.

Category	Fiscal Year	Fees
Audit Fees (1)	2013	$9,425
	2012	$7,000

Audit-Related Fees (2)	2013	$0
	2012	$0

Tax Fees (3)	2013	$375
	2012	$235

All Other Fees (4)	2013	$0
	2012	$0
_________________
1.
Audit fees represent fees billed for professional services provided for the audit of our annual financial statements and review of our quarterly financial statements in connection with the filing of current and periodic reports.

2.
Audit-related fees represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements in connection with the filing of periodic reports. Audit-related fees are fees billed for assurance and related services in connection with the Emerald Acquisition and related regulatory filings.

3.	Tax fees represent fees billed for professional services for tax compliance, tax advice and tax planning which included preparation of tax returns.

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Goldman Accounting Services CPA, PLLC maintaining its independence and have determined that these services do not compromise its independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA and Goldman Accounting Services CPA, PLLC did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire board is the Company’s defacto audit committee. In discharging its oversight responsibility as to the audit process, the board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors’ independence as required by the appropriate Professional Standards issued by the Public Company Accounting Oversight Board, the SEC and/or the American Institute of Certified Public Accountants. The board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company’s internal controls.

The Company’s former principal accountant, S. W. Hatfield, CPA did not to our knowledge, and current principal accountant, Goldman Accounting Services CPA, PLLC did not, engage any other persons or firms other than the principal accountant’s fulltime, permanent employees.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

Exhibit Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SMSA Gainesville Acquisition Corp.
(a development stage company)

Contents

Page
Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2013 and 2012	F-3

Statement of Operations and Comprehensive Loss
for each of the years ended December 31, 2013 and 2012 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-4

Statement of Changes in Stockholders’ Equity
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-5

Statement of Cash Flows
for each of the years ended December 31, 2013 and 2012 and
for the period from August 1, 2007 (date of bankruptcy settlement)
through December 31, 2013	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
SMSA Gainesville Acquisition Corp.
 (A Development Stage Company)

We have audited the accompanying balance sheets of SMSA Gainesville Acquisition Corp (a Development Stage Company), as of December 31, 2013 and 2012, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013 and for the period from August 1, 2007 (date of bankruptcy settlement) to December 31, 2013. These financial statements are the responsibility of SMSA Gainesville Acquisition Corp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SMSA Gainesville Acquisition Corp., as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, and for the period from August 1, 2007 (date of bankruptcy settlement) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note D to the financial statements the Company has suffered recurring losses. The Company has no operations or significant assets and is dependent upon its majority shareholder to provide the sufficient working capital to pay for its current operating expenses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Goldman Accounting Services CPA, PLLC
GOLDMAN ACCOUNTING SERVICES CPA, PLLC
Suffern, New York
April 24, 2014

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$38	$353
Total Assets	38	353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Due to shareholder	41,057	-
Accrued expenses	72,656	-
Total Liabilities	113,713	-

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock - $0.0001 par value 100,000,000 shares authorized; 10,000,008 shares issued and outstanding	10,000	10,000
Additional paid-in capital	105,029	92,729
Deficit accumulated during the development stage	(228,704)	(102,376)
Total Stockholders' Equity (Deficit)	(113,675)	353

Total Liabilities and Stockholders' Equity	$38	$353

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$-	$-	$-

Operating Expenses
Professional fees	124,323	7,360	156,615
Reorganization costs	-	-	52,500
Other general and administrative costs	2,005	7,068	19,590
Total operating expenses	126,328	14,428	228,705

Loss from operations	(126,328)	(14,428)	(228,705)

Other Income (Expense)
Interest income	-	1	1
Total other income (expense)	-	1	1

Loss before provision for income taxes	(126,328)	(14,427)	(228,704)

Provision for income taxes	-	-	-

Net Loss	$(126,328)	$(14,427)	$(228,704)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$-	$-

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,000,008	10,000,008

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Common Stock		Additional paid -in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1,2007	500,008	$500	$500	$-	$1,000
Net loss for the period	-	-	-	(5,000)	(5,000)
Balances at December 31, 2007	500,008	500	500	(5,000)	(4,000)
Net loss for the year	-	-	-	(841)	(841)
Balances at December 31, 2008	500,008	500	500	(5,841)	(4,841)
Net loss for the year	-	-	-	(9,530)	(9,530)
Balances at December 31, 2009	500,008	500	500	(15,371)	(14,371)
Sale of common stock	9,500,000	9,500	-	-	9,500
Capital contributed to support operations	-	-	74,640	-	74,640
Net loss for the year	-	-	-	(60,269)	(60,269)
Balances at December 31, 2010	10,000,008	10,000	75,140	(75,640)	9,500
Capital contributed to support operations	-	-	15,530	-	15,530
Net loss for the year	-	-	-	(12,309)	(12,309)
Balances at December 31, 2011	10,000,008	10,000	90,670	(87,949)	12,721
Capital contributed to support operations	-	-	2,059	-	2,059
Net loss for the year	-	-	-	(14,427)	(14,427)
Balances at December 31, 2012	10,000,008	10,000	92,729	(102,376)	353
Capital contributed to support operations	-	-	12,300	-	12,300
Net loss for the year	-	-	-	(126,328)	(126,328)
Balances at December 31, 2013	10,000,008	$10,000	$105,029	$(228,704)	$(113,675)

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows from Operating Activities
Net loss for the period	$(126,328)	$(14,427)	$(228,704)
Adjustments to reconcile net loss to net cash provided by operating activities
Increase in Accrued expenses	72,656	-	72,656
Net cash used in operating activities	(53,672)	(14,427)	(156,048)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Due to shareholder	41,057	-	41,057
Capital contributed to support operations	12,300	2,059	104,529
Capital funded from bankruptcy trust	-	-	1,000
Net cash provided by financing activities	53,357	2,059	156,086

Increase (Decrease) in Cash	(315)	(12,368)	38

Cash at beginning of period	353	12,721	-

Cash at end of period	$38	$353	$38

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

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

On August 4, 2010, the Company entered into a Share Purchase Agreement, (Share Purchase Agreement), with Paul Interrante (Interrante), a resident of Dallas, Texas, pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share. As a result of this transaction, 10,000,008 shares of our common stock are currently issued and outstanding.

On December 19, 2013, Mr. Interrante, and Halter Financial Investments, L.P., (“HFI”) the majority shareholders (“Sellers”) entered into a stock purchase agreement (the “Purchase Agreement”) with Titan Partners, LLC (the “Purchaser”) for the sale and purchase of 9,892,956 shares of Common Stock of the Company. Individually, Mr. Interrante agreed to transfer 9,500,000 shares of Common Stock and HFI agreed to transfer 392,956 shares of Common Stock. On December 20, 2013, the sellers transferred 9,692,956 shares to Titan Partners in exchange for $200,000. On January 29, 2014, the sellers transferred the remaining 200,000 shares to Titan Partners in exchange for $50,000. The total shares of Common Stock transferred to the Purchaser represented 98.92% of the Company’s issued and outstanding Common Stock

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. There are no pending mergers as of the date of the financial statements. The Company plans to change its name to be in line with its new business model. The Company has incurred approximately $113,500 in legal fees to further develop its current business plan. These costs are reflected as a component of professional fees in the accompanying statement of operations for the year ended December 31, 2013.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note B - Reorganization Under Chapter 11 of the U. S. Bankruptcy Code

The Company’s plan of reorganization (the “Plan”) was confirmed by the Bankruptcy court on August 1, 2007 and became effective on that date. On August 4, 2010 the Company entered into a stock purchase transaction with Paul Interrante as discussed in Note A and in certification of compliance, with certain compliance provisions that was issued by the Bankruptcy Court on August 1, 2007.

The Company paid approximately $53,000 of legal fees to take the Company out of bankruptcy and prepare a plan of compliance and certificate of compliance to effect the discharge out of bankruptcy. These costs are reflected as a component of reorganization costs in the accompanying statement of operations for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013.

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

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. The Company’s pharmacy operations will require licensing, permits, and accreditation from various federal and state agencies as a condition to beginning its operations including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits or accreditations. The development and operations of the Company could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance that the Company will be successful in obtaining such licenses and permits.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due the potential inability to raise capital in the equity securities market. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds could be raised.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note D - Going Concern Uncertainty - Continued

There can be no assurance that such financing will be available, or, if available, the financing will be on terms satisfactory to the Company. If financing is needed, but is not available, the Company may not be able to operate successfully and any investment made in it may be lost.

Note E - Summary of Significant Accounting Policies

1.
Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.
Reorganizational costs

The Company has adopted the provisions required by the start-up activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to expense as incurred.

3.
Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. The Company is not subject to U.S. federal, state and local income tax examinations for any period prior to January 1, 2010.

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2013 and 2012, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

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

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note E - Summary of Significant Accounting Policies - Continued

4.
Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

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

As of December 31, 2013 and 2012, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accrued expenses and due to shareholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, Inc. (HFG), an entity controlled by the Company’s former sole officer and director and the Company’s former controlling stockholder. The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a conditions of, a merger or acquisition. The contributed capital totaled $12,300, $2,059 and $104,529 for the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013, respectively, have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the year ended December 31, 2013, Titan Partners, LLC, a majority shareholder of the Company, paid $41,056 of legal fees to further develop its current business plan on behalf of the Company. This amount has been reflected as due to shareholder in the accompanying balance sheet as of December 31, 2013. The amount due to shareholder is unsecured, non-interest bearing, and due on demand.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 are as follows:

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $229,000 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note H - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 varied from the statutory rate of 34% as follows:

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013

Statutory rate applied to income before income taxes	$(42,952)	$(4,905)	$(77,759)
Increase (decrease) in income taxes resulting from:
State income taxes
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	42,952	4,905	77,759
Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of December 31, 2013 and 2012, respectively, the deferred tax asset is as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Deferred tax assets
Net operating loss carryforwards	$77,759	34,807
Less valuation allowance	(77,759)	(34,807)
Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2013 and 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $42,952 and $4,905.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note I - Capital Stock Transactions

Pursuant to the Plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,008 plan shares to meet the requirements of the Plan. The 500,008 shares of the Company’s “new” common stock were issued to holders of various claims, as defined in the Plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust.

On August 4, 2010, the Company entered into a Share Exchange Agreement with Interrante pursuant to which he acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share. As a result of this transaction, 10,000,008 shares of our common stock are currently issued and outstanding.

On December 19, 2013, the Sellers entered into a Purchase Agreement with the Purchaser for the sale and purchase of 9,892,956 shares of Common Stock of the Company. Individually, Mr. Interrante agreed to transfer 9,500,000 shares of Common Stock and HFI agreed to transfer 392,956 shares of Common Stock. On December 20, 2013, the Sellers transferred 9,692,956 shares to the Purchaser in exchange for $200,000. On January 29, 2014, the Sellers transferred the remaining 200,000 shares to the Purchaser in exchange for $50,000. The total shares of Common Stock transferred to the Purchaser represented 98.92% of the Company’s issued and outstanding Common Stock.

On December 20, 2013, in connection with the Purchase Agreement, Mr. Interrante resigned as a Director of the Company and as our President, Chief Financial Officer, Treasurer and Secretary of the Company. Simultaneously with the effective date of Mr. Interrante’s resignation as a Director of the Company, Kamran Nezami was appointed as a Director of the Company and now serves as our Sole Director and Chairman of the Board of Directors. Prior to resigning as a Director, Mr. Interrante appointed Robert E. Ham as the Company’s Chief Financial Officer, a position Mr. Ham currently holds.

Note J - Subsequent Events

On February 18, 2014, our Board adopted resolutions and filed a preliminary information statement with the Securities and Exchange Commission approving a Certificate of Amendment in the State of Nevada. As of the date of these financials, this certificate of amendment has not yet been filed with the State of Nevada. The Company’s Articles of Incorporation currently provide for authorized capital stock consisting of 100,000,000 Shares of Common Stock. Following the amendment, the authorized capital stock of the Company will be increased to 250,000,000 shares of common stock. On April 18, 2014 the Company amended this information statement filing to disclose shares sold in the Private Placement.

The board of directors of SMSA Gainesville Acquisition Corp. appointed Maulik Parikh, M.D., as President and Chief Executive Officer effective February 27, 2014.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note J - Subsequent Events - Continued

On February 21, 2014, GML Holdings, LP, a Texas limited partnership, as Landlord, and SMSA Gainesville Acquisition Corp., a Nevada corporation, as Tenant, executed a commercial lease (“Lease Agreement”) for the premises known as Suite 170 of Unit 2 of 610 Coit, A Condominium, which is located at 610 Coit Road, Plano, Texas 75075. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring March 31, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). Tenant paid a security deposit of $10,000, and this amount will be refunded to Tenant at the end of the initial five-year term, if no event of default by Tenant has occurred. The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, our sole Director, participates in the management of GML Holdings Management, LLC.

As part of the ongoing Private Placement, which began on March 1, 2014, the Company has received signed subscription agreements and checks from 16 investors. Each one of those investors was told, prior to submitting his subscription agreement, that a $5,000 investment would entitle him to receive 100,000 shares of Company common stock. The Company communicated to the investors in the Private Placement that the 100,000 shares would be held by each investor once the Company increased its number of authorized shares and completed a 13.3935 to 1 forward stock split. Prior to completion of the increase in the authorized number of shares and the planned 13.3935 to 1 forward stock split, the investment checks of six of those 6 investors were deposited by the Company totaling $30,000. The Company, based on the opinion of Company counsel, has taken the position, as to those six investors, that their investment has been accepted and each is entitled now to receive 7,466.333 (pre-split) shares for their $5,000 investment. The Company asked each such investor to confirm in writing their agreement with that position. As to the other ten investors, the Company has asked each of them to similarly confirm in writing that if their $5,000 check is deposited prior to the anticipated stock split, they would expect to receive 7,466.333 shares of our common stock. The Company’s position, based on the opinion of Company counsel, is that any investor who does not provide this confirmation will promptly have returned to him the full amount of his investment. As a result, and assuming all such confirmations sent to investors confirming the number of shares to be issued to each investor are received as expected, the Company has to date sold 44,798 shares of its common stock in the Private Placement. Once our number of authorized shares has been increased from 100,000,000 shares of common stock to 250,000,000 shares of common stock, and upon completion of the forward stock split of 13.3935 to 1, the 44,798 shares will become 600,002 shares of our common stock. The Company received $30,000 in exchange for such shares. The Company will separately report any sale to any of the other ten investors once it has received back from an investor the expected confirmation letter confirming the number of shares they purchased and deposited that investor’s check. If the Company receives the expected confirmation letter from all ten such investors, after completion of the anticipated stock split the Company will issue 1 million shares in aggregate to such investors and the Company will deposit the $50,000 of checks received from such investors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition

Dated: April 24, 2014	By:	/s/ Maulik Parikh
Maulik Parikh
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints, Maulik Parikh his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Robert E. Ham	Chief Financial Officer	April 24, 2014
Robert E. Ham	(principal financial officer and principal accounting officer)

/s/ Kamran Nezami	Sole Director, Chairman	April 24, 2014
Kamran Nezami