Form 10-K/A
period 2013-12-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2014-09-10
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

610 Coit Road, Suite 200, Dallas Texas 75075
(Address of principal executive offices)

(469) 606-4520
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act – None

Securities registered pursuant to Section 12(g) of the Act – Common Stock – $0.001 par value

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

In this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2013 (“Annual Report”), SMSA Gainesville Acquisition Corp. (“the Company”) is restating its previously issued and audited financial statements and the related disclosures for the year ended December 31, 2013 (the “Restated Period”).   As discussed in further detail below and in Note K to the accompanying financial statements, the restatement is the result of a misapplication in the guidance on accounting for Push-Down Accounting (as defined below).   We assessed the impact of this misapplication on our prior interim and annual financial statements and concluded that the combined impact was material to the annual financial statements for the year ended December 31, 2013. Consequently, we have restated the financial statements identified above.   All amounts in this Annual Report reflect the impact of the restatement adjustments.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 8: Financial Statements – Note K to the Financial Statements.

BACKGROUND ON RESTATEMENT

On August 22, 2014, the Chief Financial Officer (“CFO”) of the Company concluded, in preparation and review of the quarterly reports of the Company, that audited financial statements of the Company for the year ended December 31, 2013 included an accounting error as a result of a misapplication of accounting principles as discussed further herein.   Based on the recommendation of the CFO, the Company’s Board of Directors determined that the financial statements included in its Form 10-K for the year ended December 31, 2013 as filed on April 24, 2014, should no longer be relied upon.   That determination was reflected in a current report on Form 8-K filed by the Company with the SEC on August 29, 2014.

The Company determined there was an error in the accounting for the purchase of the Company by Titan Partners, LLC (“Titan”), which purchase is more fully described in the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2013 and that description is hereby incorporated by reference.   Because the purchase resulted in a change in ownership of the Company greater than 95%, causing the Company to become substantially wholly owned by Titan, Staff Accounting Bulletin (“SAB”) Topic 5J requires that a new basis of accounting be established for the purchased assets and liabilities (referred to as “Push-Down Accounting”).   The accounting treatment given to the purchase in the Company’s year-end 2013 financial statements did not take into effect that the purchase resulted in a change in ownership exceeding 95% as is required by SAB Topic 5J.

The date of acquisition was determined to be December 20, 2013, the date of execution of the stock purchase agreement between Titan and the Company.   Upon consummation of the transaction, Titan received approximately 96% of the issued and outstanding shares of common stock of the Company in exchange for $200,000.   On January 29, 2014, following the resolution of administrative matters between the selling shareholders and their respective brokers, Titan received an additional 2% of the Company’s issued and outstanding shares of common stock in exchange for $50,000, resulting in Titan owning a combined total of 98.92% of the Company’s issued and outstanding shares of common stock.   As the Company is considered a shell company that does not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification 805-10-55-4, the transaction between Titan and the Company has been treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill.

The restatement reflects the application of Push-Down Accounting to the Company. The Company is considered a shell company with no operations and which does not constitute or meet the definition of a business.   Pushing down the transaction cost of investors in Titan to acquire control of the Company through a stock purchase agreement resulted in recognition of a charge in the amount of $253,945 and a reclassification of $55,603 of professional fees. All previously reported assets of the Company remain the same and no new basis, as required by Push-Down Accounting, is needed to be recorded. There is no change in the previously reported cash and cash equivalents or cash flows from operating and financing activities.

Items   Amended   in   this   Annual   Report   on   Form   10-K/A

This Amended Form 10-K amends and restates Items 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Form 10-K, and no other items in the Original Form 10-K are amended hereby. Except to account for the amended and restated information described above, the foregoing items have not been updated to reflect events occurring after the filing date of the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with our filings made and to be made with the SEC on and after the filing of the Original Form 10-K. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rule 12b-15.

Unless otherwise specifically identified as the “Original Form 10-K”, “Amended Form 10-K” or the “Form 10-K/A”, any references to the Form 10-K made throughout this document shall refer to the Form 10-K filed with the SEC on April 24, 2014, as amended.

PART II

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)   Caution Regarding Forward - Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward - looking statements.   Such forward - looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements.

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

Given these uncertainties, readers of this Form 10-K/A and investors are cautioned not to place undue reliance on such forward - looking statements.   The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward - looking statements contained herein to reflect future events or developments.

(2) General

The Company was organized on September 9, 2009 , as a Nevada corporation . On August 4, 2010, the Company entered into a stock purchase agreement with Paul Interrante pursuant to which Mr. Interrante acquired 9,500,000 shares of our common stock for approximately $9,500 cash or $0.001 per share.

  On December 19, 2013, Mr. Interrante and Halter Financial Investments, LP ("HFI")  entered into a stock purchase agreement with Titan Partners, LLC for the sale and purchase of 9,892,956 shares of common stock of the Company.   Mr. Interrante agreed to transfer all of the 9,500,000 shares of common stock then owned by him and HFI agreed to transfer all of the 392,956 shares of common stock then owned by it. Mr. Interrante and HFI collectively transferred 9,892,956 shares of common stock in exchange for $250,000.   The total shares of common stock transferred to the Purchaser represented 98.92% of the Company’s then issued and outstanding common stock.

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

Notwithstanding the foregoing, the pharmacies owned and operated by the Company will not fill prescriptions referred by physician-stockholders unless such physician referral is permitted under applicable state and federal law. The Company does not currently plan to fill prescriptions for any federally-funded beneficiaries until it has (i) at least $50 million in undepreciated net tangible assets and (ii) stockholder equity exceeding $75 million. The Company’s business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

(3) Results of Operations (Based on Restated Results)

The Company had no revenue for either of the years ended December 31, 2013 or 2012 or for the period from August 1, 2007 (date of the Company’s inception) through December 31, 2013.

Operating expenses for the respective years ended December 31, 2013 and 2012 were approximately $380,273 and $14,428, respectively. These expenses were also directly related to $250,000 incurred by Titan Partners, LLC to purchase the Company, the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

It is anticipated that future expenditure levels will fluctuate, but will generally increase as the Company complies with its periodic reporting requirements and implements its business plan.

Loss per share for the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of the Company’s inception) through December 31, 2013 were approximately $(0.04), $(0.00) and $(0.05) based on the weighted-average shares issued and outstanding.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company begins to execute upon its current business plan.

The Company incurred approximately $ 59,120 in legal fees in 2013 to further develop its current business plan. The Company expects to incur additional legal fees in the future as it continues to develop and implement its business plan.

(4) Liquidity and Capital Resources

For years ended December 31, 2013 and 2012, the Company received capital contributions of approximately $12,300 and $2,059, respectively. The majority stockholder funded the $250,000 used by Titan to purchase 98.92% of the Company's then issued and outstanding shares of common stock and funded a $50,000 retainer for legal services in December 2013.

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

It is the belief of management and significant stockholder that this plan will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or a significant stockholder to provide funding in the future. Further, the Company is at the mercy of future economic trends and business operations of the Company’s majority stockholder to have the resources available to support the Company.   The Company may also experience difficulty in implementing its business plan, which will have a significant adverse impact on the Company’s liquidity and capital resources.

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

Item 8 – Financial Statements and Supplementary Data

The required financial statements begin on page F - 1 of this document.

Item 9A – Controls and Procedures

Disclosure Controls and Procedures.   Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a - 15 and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.   Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below.   However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting.   Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a - 15(f) of the Exchange Act.

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

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and intelligently apply developments in accounting, we plan to hire employees skilled in technical accounting, to enhance these processes to better evaluate our research and understanding of the nuances of increasingly complex accounting standards. Our plan at this time includes providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Notwithstanding the material weaknesses described above, management has concluded that our audited financial statements for the periods included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles for each of the periods presented herein.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.

Other than the internal control improvement discussed above, there have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15 -   Exhibits and Financial Statement Schedules.

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

SMSA Gainesville Acquisition Corp.
(a development stage company)

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of December 31, 2013 (as Restated) and 2012	F-3

Statement of Operations and Comprehensive Loss for each of the years ended December 31, 2013 (as Restated) and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 (as Restated)
F-4

Statement of Changes in Stockholders’ Equity for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 (as Restated)	F-5

Statement of Cash Flows for each of the years ended December 31, 2013 (as restated) and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 (as Restated)
F-6

Notes to Financial Statements (as Restated)	F-7

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

As discussed in Note K to the financial statements, the 2013 financial statements have been restated to correct a misstatement.

/s/ Goldman Accounting Services CPA, PLLC
GOLDMAN ACCOUNTING SERVICES CPA, PLLC
Suffern, New York
April 24, 2014 , except as to Note K which is as of September 10, 2014

SMSA Gainesville Acquisition Corp.
(a development stage company)
Balance Sheets
December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
	(as Restated)
ASSETS
Current Assets
Cash	$38	$353
Total Assets	38	353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Due to shareholder	41,057	-
Accrued shell acquisition costs	109,548	-
Accrued expenses	17,053	-
Total Liabilities	167,658	-

Stockholders' Equity (Deficit)
Preferred stock - $0.001 par value 10,000,000 shares authorized; None issued and outstanding	-	-
Common Stock - $0.001 par value 100,000,000 shares authorized; 10,000,008 shares issued and outstanding	10,000	10,000
Additional paid-in capital	305,029	92,729
Deficit accumulated during the development stage	(482,649)	(102,376)
Total Stockholders' Equity (Deficit)	(167,620)	353

Total Liabilities and Stockholders' Equity	$38	$353

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Operations
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(as Restated)		(as Restated)

Revenues	$-	$-	$-

Operating Expenses
Professional fees	68,720	7,360	101,012
Reorganization costs	-	-	52,500
Shell acquisition costs	309,548	-	309,548
Other general and administrative costs	2,005	7,068	19,590
Total operating expenses	380,273	14,428	482,650

Loss from operations	(380,273)	(14,428)	(482,650)

Other Income (Expense)
Interest income	-	1	1
Total other income (expense)	-	1	1

Loss before provision for income taxes	(380,273)	(14,427)	(482,649)

Provision for income taxes	-	-	-

Net Loss	$(380,273)	$(14,427)	$(482,649)

Loss per weighted-average share of common stock outstanding, computed on net loss - basic and fully diluted	$(0.04)	$(0.00)	$(0.05)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	10,000,008	10,000,008	10,000,008

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statement of Changes in Stockholders’ Equity (Deficit)
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Common Stock		Additional paid–in	Deficit accumulated during the development
	Shares	Amount	Capital	Stage	Total

Stock issued pursuant to plan of reorganization at bankruptcy settlement date on August 1,2007	500,008	$500	$500	$-	$1,000
Net loss for the period	-	-	-	(5,000)	(5,000)
Balances at December 31, 2007	500,008	500	500	(5,000)	(4,000)
Net loss for the year	-	-	-	(841)	(841)
Balances at December 31, 2008	500,008	500	500	(5,841)	(4,841)
Net loss for the year	-	-	-	(9,530)	(9,530)
Balances at December 31, 2009	500,008	500	500	(15,371)	(14,371)
Sale of common stock	9,500,000	9,500	-	-	9,500
Capital contributed to support operations	-	-	74,640	-	74,640
Net loss for the year	-	-	-	(60,269)	(60,269)
Balances at December 31, 2010	10,000,008	10,000	75,140	(75,640)	9,500
Capital contributed to support operations	-	-	15,530	-	15,530
Net loss for the year	-	-	-	(12,309)	(12,309)
Balances at December 31, 2011	10,000,008	10,000	90,670	(87,949)	12,721
Capital contributed to support operations	-	-	2,059	-	2,059
Net loss for the year	-	-	-	(14,427)	(14,427)
Balances at December 31, 2012	10,000,008	10,000	92,729	(102,376)	353
Capital contributed to support operations	-	-	12,300	-	12,300
Shell acquisition costs (as Restated)	-	-	200,000	-	200,000
Net loss for the year (as Restated)	-	-	-	(380,273)	(380,273)
Balances at December 31, 2013 (as Restated)	10,000,008	$10,000	$305,029	$(482,649)	$(167,620)

The accompanying notes are an integral part of the financial statements.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Statements of Cash Flows
Years ended December 31, 2013 and 2012 and
Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(as Restated)		(as Restated)
Cash Flows from Operating Activities
Net loss for the period	$(380,273)	$(14,427)	$(482,649)
Adjustments to reconcile net loss to net cash used in operating activities
Shell acquisition costs	309,548	-	309,548
Increase in accrued expenses	17,053	-	17,053
Net cash used in operating activities	(53,672)	(14,427)	(156,048)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Sale of common stock	-	-	9,500
Due to shareholder	41,057	-	41,057
Capital contributed to support operations	12,300	2,059	104,529
Capital funded from bankruptcy trust	-	-	1,000
Net cash provided by financing activities	53,357	2,059	156,086

Increase (Decrease) in Cash	(315)	(12,368)	38

Cash at beginning of period	353	12,721	-

Cash at end of period	$38	$353	$38

Supplemental Disclosure
Interest paid during the period	$-	$-	$-
Income taxes paid during the period	-	-	-
Push-down of capital to acquire shell to paid-in-capital and shell acquisition costs	$309,548	$-	$309,548

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

On December 19, 2013, Mr. Interrante, and Halter Financial Investments, L.P., (“HFI”) the majority shareholders (“Sellers”) entered into a stock purchase agreement (the “Purchase Agreement”) with Titan Partners, LLC (the “Purchaser”) for the sale and purchase of 9,892,956 shares of Common Stock of the Company. Individually, Mr. Interrante agreed to transfer 9,500,000 shares of Common Stock and HFI agreed to transfer 392,956 shares of Common Stock. On December 20, 2013, the sellers transferred 9,692,956 shares to Titan Partners in exchange for $200,000. On January 29, 2014, the sellers transferred the remaining 200,000 shares to Titan Partners in exchange for $50,000. The total shares of Common Stock transferred to the Purchaser represented 98.92% of the Company’s issued and outstanding Common Stock .

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. There are no pending mergers as of the date of the financial statements. The Company plans to change its name to be in line with its new business model.   The Company incurred approximately $59,120 in legal fees through December 31, 2013 to further develop its current business plan. These costs are reflected as a component of professional fees in the accompanying statement of operations for the year ended December 31, 2013.

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

The Company paid approximately $52,500 of legal fees to take the Company out of bankruptcy and prepare a plan of compliance and certificate of compliance to effect the discharge out of bankruptcy. These costs are reflected as a component of reorganization costs in the accompanying statement of operations for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013.

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

2.	Push-Down Accounting

The Company has adopted the provisions required by Staff Accounting Bulletin (“SAB”) Topic 5J which requires that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”).   As the Company is considered a shell company that does not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification (“ASC”) 805-10-55-4), the purchase has been treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. The application of this guidance resulted in the restatement of the Company’s 2013 financial statements described in Note K.

3.
Reorganizational costs

The Company has adopted the provisions required by the start-up activities topic of the FASB Accounting Standards Codification whereby all costs incurred with the incorporation and reorganization of the Company were charged to expense as incurred.

4.
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

5.
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

6.
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

Note F - Fair Value of Financial Instruments

The carrying amount of cash, accrued expenses, accrued shell acquisition costs and due to shareholder, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note G - Related Party Transactions

The Plan provides that all costs and expenses associated with or related to our reincorporation in the State of Nevada, any subsequent mergers or business combination transactions, issuance of the Plan Shares, any filings with the U. S. Securities and Exchange Commission or other regulatory bodies, our operating expenses (including circumstantial use of office equipment and administrative services), in addition to providing assistance with formulating the structure of any proposed business combination transaction is the responsibility of Halter Financial Group, Inc. (HFG), an entity controlled by the Company’s former sole officer and director and the Company’s former controlling stockholder. The Plan also states that HFG is not entitled to receive any repayment of such expenses prior to, or as a condition of, a merger or acquisition. The contributed capital totaled $12,300, $2,059 and $104,529 for the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013, respectively, have been reflected as a component of additional paid-in capital in the accompanying balance sheets.

During the year ended December 31, 2013,   Titan Partners, LLC,   a majority shareholder of the Company,   paid $41,057 of   legal fees to further develop its current business plan   on behalf of the Company. This amount has been reflected as due to shareholder in the accompanying balance sheet as of December 31, 2013. The amount due to shareholder is unsecured, non-interest bearing, and due on demand.

Note H - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 are as follows:

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(as Restated)		(as Restated)

Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-

Total	$-	$-	$-

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note H - Income Taxes - Continued

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $482,649 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the years ended December 31, 2013 and 2012 and for the period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013 varied from the statutory rate of 34% as follows:

	Year Ended	Year Ended	Period from August 1, 2007 (date of bankruptcy settlement) through
	December 31, 2013	December 31, 2012	December 31, 2013
	(as Restated)		(as Restated)

Statutory rate applied to income before income taxes	$(129,293)	$(4,905)	$(164,101)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-	-
Other, including reserve for deferred tax asset and
application of net operating loss carryforward	129,293	4,905	164,101
Income tax expense	$-	$-	$-

The Company’s only temporary difference as of December 31, 2013 and 2012, respectively, relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of December 31, 2013 and 2012, respectively, the deferred tax asset is as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	(as Restated)
Deferred tax assets
Net operating loss carryforwards	$164,101	34,807
Less valuation allowance	(164,101)	(34,807)
Net Deferred Tax Asset	$-	$-

During the years ended December 31, 2013 and 2012, respectively, the valuation allowance against the deferred tax asset increased by approximately $129,293 and $4,905.

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

On December 20, 2013, in connection with the purchase agreement , Mr. Interrante resigned as a Director of the Company and as our President, Chief Financial Officer, Treasurer and Secretary of the Company. Simultaneously with the effective date of Mr. Interrante’s resignation as a Director of the Company, Kamran Nezami was appointed as a Director of the Company and now serves as our Sole Director and Chairman of the Board of Directors. Prior to resigning as a Director, Mr. Interrante appointed Robert E. Ham as the Company’s Chief Financial Officer, a position Mr. Ham currently holds.

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

On February 21, 2014, GML Holdings, LP, a Texas limited partnership, as Landlord, and SMSA Gainesville Acquisition Corp., a Nevada corporation, as Tenant, executed a commercial lease (“Lease Agreement”) for the premises known as Suite 170 of Unit 2 of 610 Coit, A Condominium, which is located at 610 Coit Road, Plano, Texas 75075. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring March 31, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). Tenant paid a security deposit of $10,000, and this amount w ill be refunded to Tenant at the end of the initial five-year term, if no event of default by Tenant has occurred. The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, our sole Director, participates in the management of GML Holdings Management, LLC.

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

Note K - Restatement

On August 22, 2014, upon recommendation of the Company’s management, the Board of Directors of the Company concluded that its audited financial statements included in the Company’s Original Form 10-K cannot be relied upon due to an error relating to the push-down accounting impact of the purchase of 98.92% of the Company’s equity by Titan Partners, LLC (“Titan”) in December 2013. Because the purchase resulted in a change in ownership of the Company greater than 95%, causing the Company to become substantially wholly owned by Titan, Staff Accounting Bulletin (“SAB”) Topic 5J requires that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”). The accounting treatment given to the purchase in the Company’s year-end 2013 financial statements did not take into effect that the purchase resulted in a change in ownership exceeding 95% as is required by SAB Topic 5J. The restatement related to the improper exclusion of the $250,000 purchase price, $3,945 of shell acquisition costs, and reclassification of $55,603 of shell acquisition costs from professional fees. Under purchase accounting guidance, these costs should have been pushed-down from the books of Titan Partners, LLC to the Company’s books.  The result of including the impact of these amounts resulted in the Company recognizing a charge for shell acquisition costs in the amount of $309,548 of which $55,603  of this total was recorded in the Company's prior 2013 financial statements as professional fees in the statement of operations. The Company reclassified these professional fees to shell acquisition costs in the accompanying restated financial statements.  The net restatement amount in the accompanying restated financial statements is $253,945 which consists of the total shell acquisition costs of $309,548 less the previously recorded shell acquisition costs classified from professional fees to shell acquisition costs of $55,603.

There is no change in the previously reported cash and cash equivalents or cash flows from operating and financing activities. The error had no impact on any period before or after December 31, 2013.

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note K – Restatement - Continued

The impact of this error correction on the affected line items of the Company’s December 31, 2013 annual financial statement is set forth below:

Balance Sheet as of December 31, 2013

	As Previously Reported on Form 10-K	Adjustments	As Restated

Due to shareholder	$41,057	$-	$41,057
Accrued shell acquisition costs	-	109,548	109,548
Accrued expenses	72,656	(55,603)	17,053
Total Liabilities	113,713	53,945	167,658

Stockholders' Deficit:
Common Stock, $0.001 par value, 100,000,000 shares authorized, 10,000,008 shares, 100,000,000 shares and 100,000,000 shares issued and outstanding	10,000	-	10,000
Additional paid-in capital	105,029	200,000	305,029
Deficit accumulated during the development stage	(228,704)	(253,945)	(482,649)
Total Stockholders' Deficit	(113,675)	(53,945)	(167,620)

Total Liabilities and Stockholders' Deficit	$38	$-	$38

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note K – Restatement - Continued

	Statements of Operations for the Year Ended December 31, 2013			Statements of Operations for the Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013
	As Previously Reported on Form 10-K	Adjustments	As Restated	As Previously Reported on Form 10-K	Adjustments	As Restated

Revenues	$-	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	124,323	(55,603)	68,720	156,615	(55,603)	101,012
Reorganization costs	-	-	-	52,500	-	52,500
Shell acquisition costs	-	309,548	309,548	-	309,548	309,548
Other general and administrative costs	2,005	-	2,005	19,590	-	19,590
Total operating expenses	126,328	253,945	380,273	228,705	253,945	482,650

Loss from operations	(126,328)	(253,945)	(380,273)	(228,705)	(253,945)	(482,650)

Other Income (Expense)
Reorganization costs	-	-	-	-	-	-
Interest income	-	-	-	1	-	1
Total other income (expense)	-	-	-	1	-	1

Loss before provision for income taxes	(126,328)	(253,945)	(380,273)	(228,704)	(253,945)	(482,649)

Provision for income taxes	-	-	-	-	-	-

Net Loss	$(126,328)	$(253,945)	$(380,273)	$(228,704)	$(253,945)	$(482,649)

Loss per weighted-average share of common stock outstanding - basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.03)	$(0.05)

Weighted-average number of shares of common stock outstanding - basic and diluted	10,000,008	10,000,008	10,000,008	10,000,008	10,000,008	10,000,008

SMSA Gainesville Acquisition Corp.
(a development stage company)
Notes to Financial Statements
December 31, 2013

Note K – Restatement - Continued

	Statements of Cash Flows for the Year Ended December 31, 2013			Statements of Cash Flows for the Period from August 1, 2007 (date of bankruptcy settlement) through December 31, 2013
	As Previously Reported on Form 10-K	Adjustments	As Restated	As Previously Reported on Form 10-K	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(126,328)	$(253,945)	$(380,273)	$(228,704)	$(253,945)	$(482,649)
Adjustments to reconcile net loss to net cash used for operating activities
Shell acquisition costs	-	309,548	309,548	-	309,548	309,548
Increase in accrued expenses	72,656	(55,603)	17,053	72,656	(55,603)	17,053
Net cash used for operating activities	(53,672)	-	(53,672)	(156,048)	-	(156,048)

Supplemental Disclosure
Push down of capital to acquire shell to paid-in-capital and shell acquisition costs	-	309,548	309,548	-	309,548	309,548

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: September 10, 2014	By:	/s/ James York
James York President and Chief Executive Officer

	By:	/s/ Chuck Talley
Chuck Talley
Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints,  James York  his true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection wherewith, with the Commission, granting unto said attorney-in-fact and agent, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated:

Signature	Title	Date

/s/ Chuck Talley	Chief Financial Officer	September 10, 2014
Chuck Talley	(principal financial officer and principal accounting officer)

/s/ Kamran Nezami	Sole Director, Chairman	September 10, 2014
Kamran Nezami