Form 10-Q
period 2014-03-31
SMSA GAINESVILLE ACQUISITION CORP.
filed 2014-09-15
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

(469) 606-4520
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☒   NO ☐

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: September 12, 2014: 147,111,178 shares of common stock, par value $0.001

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Three Months Ended March 31, 2014

Part I – Financial Information

Item 1 – Financial Statements

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Statements of Operations

	Three Months Ended
	March 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
Professional fees	100,390	2,825
Rent to related party	10,000	-
Shell acquisition costs	12,070	-
Other general and administrative costs	124,507	433
Total operating expenses	246,967	3,258

Loss from operations before income taxes	(246,967)	(3,258)

Net Loss	$(246,967)	$(3,258)

Loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	133,935,107	133,935,107

See accompanying notes to unaudited condensed financial statements.

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Balance Sheets

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS

Current Assets:
Cash	$20	$38	$3,329
Private placement costs	63,504	-	-
Total Assets	$63,524	$38	$3,329

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$154,913	$17,053	$3,234
Accrued shell acquisition costs	59,548	109,548	-
Due to related party	160,540	-	-
Due to shareholder	41,039	41,057	-
Total Liabilities	416,040	167,658	3,234

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 133,935,107 shares issued and outstanding for all periods presented	133,935	133,935	105,070
Additional paid-in capital	243,165	181,094	-
Accumulated Deficit	(729,616)	(482,649)	(104,975)
Total Stockholders' Deficit	(352,516)	(167,620)	95

Total Liabilities and Stockholders' Deficit	$63,524	$38	$3,329

See accompanying notes to unaudited condensed financial statements.

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Statements of Cash Flows

	Three Months Ended
	March 31,
	2014	2013

Cash flows used for operating activities:
Net loss	$(246,967)	$(3,258)
Adjustments to reconcile net loss to net cash used for operating activities
Private placement costs	(63,504)	-
Accounts payable and accrued expenses	137,860	3,234
Accrued shell acquisition costs	(50,000)	-
Due to related party	160,540	-
Net cash used for operating activities	(62,071)	(24)

Cash flows provided by financing activities
Due to shareholder	(18)	-
Direct costs of private placement	62,071	-
Capital contributed to support operations	-	3,000
Net cash provided by financing activities	62,053	3,000

Increase (decrease) in cash	(18)	2,976
Cash at beginning of period	38	$353
Cash at end of period	$20	$3,329

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Plan of Operations

In this report, unless the context indicates otherwise: “SMSA Gainesville Acquisition Corp.,” the “Company,” “we,” “our,” “ours” or “us” refer to SMSA Gainesville Acquisition Corp.

The Company was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation (the “Predecessor”), mandated by the plan of reorganization for the Predecessor as confirmed by the U. S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, has no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity is considered a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 19, 2013, Titan Partners, LLC entered into a stock purchase agreement with former shareholders of the Company for the sale and purchase of 9,892,956 shares, or 98.92% of the then issued and outstanding common stock of the Company. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of common stock of the Company.

The current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Texas, Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois, and Georgia. A pharmacy acquired by the Company would most likely not continue to operate as it did prior to the acquisition by the Company; it is the Company’s intention that such pharmacies would fill prescriptions primarily for non-sterile compounding medications. Compounding medications are “made from scratch” – individual ingredients are mixed together to create individual formulations that target specific conditions. For example, the Company expects to compound transdermal pain creams, wound creams, burn creams, and migraine masks, using FDA-approved ingredients. It is expected that pharmacies owned and operated by the Company will only fill individual patient prescriptions.

In the third quarter of 2014 the Company expects to acquire its first pharmacy and once it is operational, the Company expects to generate revenue by filling prescriptions. The Company plans to retain the maximum amount of earnings until achieving at least $100 million in undepreciated net tangible assets. Retention of earnings is necessary to satisfy certain state-specific valuation thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, the pharmacies owned and operated by the Company will not fill prescriptions referred by physician-shareholders unless such physician referral is permitted under applicable state and federal law. The Company does not intend to accept or fill prescriptions for any federally-funded beneficiaries until achieving (i) at least $50 million in undepreciated net tangible assets and (ii) shareholder equity exceeding $75 million. The business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

The Company believes that the compounding pharmacy will play a substantial role in prescription drug abuse prevention by offering alternatives to oral medicines. The Company also expects to expand its “prevention platform” to include other services and products that play a role in the prevention of prescription drug abuse. Specifically, these services could include pharmacy tracking softwares, toxicology laboratories, and pharmacogenomic testing. In the future, the Company anticipates entering additional business segments of predictive healthcare related services such as nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

On August 7, 2014, the Company made a filing with the U.S. Securities and Exchange Commission (“SEC”) to facilitate a change in the name of the Company to Titanium Healthcare. When the change in name is completed, which is expected to occur in the third quarter of calendar year 2014, it is expected the Company will discontinue using the name SMSA Gainesville Acquisition Corp.

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The preparation of our unaudited condensed financial statements requires the use of estimates that affect the reported value of assets, liabilities, and expenses. These estimates are based on historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment change, including evaluation of events subsequent to the end of the quarter through the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.

On August 22, 2014, upon recommendation of the Company’s management, the Board of Directors of the Company concluded that its audited financial statements included in the Company’s Original Form 10-K could not be relied upon due to an error relating to the push-down accounting impact of the purchase of 98.92% of the Company’s equity by Titan Partners, LLC (“Titan”) in December 2013. On September 10, 2014, the Company restated the affected 2013 period in its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2013. As such, the comparative information provided for the year ended December 31, 2013 contained in the preceding financial statements and the accompanying footnotes reflect these previously restated amounts.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K and Form 10-K/A filed with the SEC.

Note 2 – Going Concern Uncertainty and Private Placement

The Company has no post-bankruptcy operating history, limited cash on hand, and has a business plan with inherent risk. Because of these factors, the Company’s 2013 annual financial statements included a statement describing going concern status. This means substantial doubt regarding the Company’s ability to continue as a going concern existed as of the date of the issuance of the financial statements on April 24, 2014.

On March 10, 2014, the Company commenced a private placement of its shares of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the pharmacy industry as described further below (the “Private Placement”). The Company seeks to raise $5,375,000 through this Private Placement to fund operations.

During the Private Placement, the Company increased its number of authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and the Company then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of March 31, 2014 the Company had not sold any shares of common stock in the Private Placement. As of September 12, 2014 the Company has received signed subscription agreements from 92 investors raising $658,853 in capital, resulting in a total of 147,111,178 shares of its common stock outstanding, with a par value of $0.001, of which 13,176,071 shares were sold in the Private Placement. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in this filing.

The Company’s business plan and pharmacy operations could require capital for acquisitions, and is expected to require capital for licensing, permits, and accreditation from various federal and state agencies as a condition to beginning its operations including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits or accreditations. The development and operations of the Company could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance that the Company will be successful in obtaining such licenses and permits.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. The Company faces considerable risk in its business plan and a potential shortfall of funding due to potential inability to raise capital in the private placement. If adequate operating capital and/or cash flows are not received during the next twelve months, the Company could become dormant until such time as necessary funds are raised.

There can be no assurance that such financing will be available, or, if available, the financing will be on terms satisfactory to the Company. If financing is needed, but is not available, the Company may not be able to operate successfully and any investment made in it may be lost.

Note 3 – Significant Accounting Policies

The summary of significant accounting policies is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from these estimates.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition. The Company faces risks and uncertainties relating to its ability to successfully implement its business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing and expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

As a result, the Company may be subject to the risk of delays in obtaining (or failing to obtain) regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the risk of business failure.

The Company's acquired pharmacies are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operations of such pharmacies.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Private Placement Costs

Costs with respect to the issuance of common stock through the private placement by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions as a reduction of net proceeds offset against equity, if successful, or expensed if the proposed equity transaction is unsuccessful.

Accounts Payable and Accrued Expenses

The Company considers all obligations which an accurate invoice has been received from the vendor to be accounts payable, whereas obligations for goods or services incurred before the balance sheet date, which are uninvoiced by vendors, are included in accrued expenses.

Push-Down Accounting

The Company has adopted the provisions required by Staff Accounting Bulletin (“SAB”) Topic 5J requires that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”). As the Company is considered a shell company that does not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification (“ASC”) 805-10-55-4), the purchase of the shell by Titan Partners, LLC has been treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. The application of this guidance resulted in the restatement of the Company’s 2013 financial statements described.

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to the Company and will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation in order to reflect the impact of the forward stock-split. The reclassifications did not affect net loss attributable to the Company, cash flows, assets, liabilities or equity for the periods presented.

Basic and Diluted Loss per Common Share

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. Because the Company has incurred net losses and there are no dilutive potential common shares, basic and diluted loss per common share are the same.

Comprehensive Income or Loss

In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments and distributions to shareholders of the Company. For 2014 and 2013, there were no differences between net income and comprehensive income.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist , which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013. The guidance is not expected to have a material impact on our results of operations, financial position, or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. The Company is currently evaluating the effect that implementation of this update will have on its financial position and results of operations upon adoption.

In June 2014, FASB issued ASU 2014-10, Elimination of Development Stage Entity Requirements. This ASU eliminates the concept of Development Stage Entities (DSE’s) from GAAP and is intended to result in cost-savings for certain entities, such as start-ups or research and development entities. As a result of these changes: the financial statements of developing entities no longer need to meet the inception-to-date income cash flow and equity information; developing companies do not have to label their financial statements as “development stage”; and certain disclosures related to the nature of the entity’s development stage activities are no longer required. These changes become effective for the Company on January 1, 2015 and early adoption is permitted. The Company opted to adopt this guidance as of March 31, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact the Company’s financial condition, results of operations or cash flows.

Note 4 – Fair Value of Financial Instruments

The Company measures fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs). Financial instruments consist primarily of cash, accounts payable, accrued expenses, accrued shell acquisition costs, due to related party, and due to shareholder. The carrying values of cash and payables are considered to be representative of their respective fair values due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note 5 – Related Party Transactions

On February 21, 2014, the Company executed a commercial real estate lease with GML Holdings, LP. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring March 31, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, the Company’s Chairman of the Board of Directors, also participates in the management of GML Holdings Management, LLC. During the three months ended, the Company incurred $10,000 in rent expense which is included in rent to related party in the unaudited condensed statements of operations.

In December 2013, Titan Partners, LLC, the majority shareholder of the Company, paid $41,057 of legal fees to further develop the current business plan on behalf of the Company. This amount has been reflected as due to shareholder in the accompanying unaudited condensed balance sheets. The amount due to the majority shareholder is unsecured, non-interest bearing, and due on demand.

From January 2014 through June of 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed all administrative functions for the Company. The Company’s Chairman of the Board of Directors Kamran Nezami participated in the management of HMS through July 2014. Through March 31, 2014, HMS incurred $160,540 in expenses to develop the Company’s business plan. There were no management fees or mark-ups paid by the Company to HMS for these services. These expenses are included in the unaudited condensed statements of operations and are included in the due to related party in the unaudited condensed balance sheets.

Note 6 – Income Taxes

Due to losses incurred for the three months ended March 31, 2014 and 2013, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At September 9, 2009, the adoption date, and at March 31, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from five to three years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the unaudited condensed statements of operations. For the three months ended March 31, 2014 and 2013, there were no amounts recorded for interest and penalties.

Income tax expense was $0 for each of the periods ended March 31, 2014 and 2013.

As of March 31, 2014, the Company has a net operating loss carryforward of approximately $729,617 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the periods ended March 31, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013

Statutory rate applied to income before income taxes	$(83,969)	$(1,100)
Increase (decrease) in income taxes resulting from:
Other, including reserve for deferred tax assets and application of net operating loss carryforward	83,969	1,100
Income tax expense	$-	$-

The Company’s only temporary difference as of March 31, 2014 and 2013 relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of March 31, 2014 and 2013, the deferred tax asset is as follows:

	March 31, 2014	March 31, 2013
Deferred tax assets
Net operating loss carryforwards and other	$163,070	35,915
Less valuation allowance	(163,070)	(35,915)
Net deferred tax asset	$-	$-

During the periods ended March 31, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $83,969 and $1,100.

Note 7 – Loss Per Share

Our basic and diluted loss per common share are computed as follows:

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Net loss	$(246,967)	$(3,258)
Denominator for basic and diluted earnings per share	133,935,107	133,935,107
Loss per common share	$(0.00)	$(0.00)
Loss per common share assuming dilution	$(0.00)	$(0.00)

There were no potentially dilutive securities which could have had an antidilutive effect on the Company’s per share results of operations during the periods presented.

Note 8 – Capital Stock Transactions

On February 18, 2014, the Company’s Board of Directors adopted resolutions and filed a preliminary information statement with the SEC approving a certificate of an amendment to the Company’s Articles of Incorporation to be filed in the State of Nevada. At that time, the Company’s Articles of Incorporation authorized capital stock consisting of 100,000,000 shares of common stock. Following the amendment which was filed in Nevada on June 4, 2014, the authorized capital stock of the Company was increased to 250,000,000 shares of common stock.

Pursuant to a plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,008 plan shares to meet the requirements of the plan. 500,008 shares of the Company’s common stock were issued to holders of various claims, as defined in the plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust. After completion of the 13.3935 to 1 Stock Split, the holders of various claims own 1,433,801 shares of common stock.

Note 9 – Subsequent Events

On June 19, 2014, Chuck Talley was appointed as our Chief Financial Officer (“CFO”), Secretary, and Treasurer.

On June 27, 2014, the Company announced that its Board of Directors had declared a stock dividend on the issued and outstanding shares of common stock of the Company to effect a 13.3935-to-1 forward stock split (the “Stock Split”) to be distributed on July 7, 2014 (the “Distribution Date”) to shareholders of record of the Company’s common stock as of the close of business on June 23, 2014. On July 10, 2014, the Company issued an additional 131,360,950 shares of common stock, thereby increasing its issued and outstanding shares of common stock to 141,960,131 shares. The impact of the forward stock-split has been retrospectively reflected in all periods and notes in this filing.

On July 9, 2014, the Board of Directors of the Company appointed James York, as President and Chief Executive Officer, and named him as a director.

On August 4, 2014, the Company’s Board of Directors adopted resolutions approving a certificate of amendment to the Company’s Articles of Incorporation to be filed in the State of Nevada to change the name of the Company to “Titanium Healthcare”. As part of the process of amending the Company’s Articles of Incorporation to change its name, the Company filed a preliminary information statement with the SEC on August 7, 2014 disclosing the action to the Company’s shareholders. The Company will, when permissible following the expiration of the 20-day period mandated by Regulation 14C of the Exchange Act and the provisions of the Nevada Revised Statutes, file the Certificate of Amendment with the Nevada Secretary of State's Office. The Certificate of Amendment will become effective upon such filing and the Company anticipates that such filing will occur in September 2014, approximately 20 days after the Information Statement was first mailed to its shareholders.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Some of the factors that we believe could affect our results include:

●	limitations on our ability to begin revenue-generating operations and implement our business plan;

●	the timing of and our ability to obtain financing on acceptable terms;

●	dependence on third-party payors;

●	the effects of changing economic conditions;

●	the loss of members of our management team or other key personnel;

●	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

●	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

There are likely other factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements. All forward-looking statements attributable to us in this document apply only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events, except as required by law.

In this report, unless the context indicates otherwise: “SMSA Gainesville Acquisition Corp.,” the “Company,” “we,” “our,” “ours” or “us” refer to SMSA Gainesville Acquisition Corp., a Nevada corporation.

Business

The Company was organized on September 9, 2009, as a Nevada corporation. On December 19, 2013, Titan Partners, LLC entered into a stock purchase agreement with former shareholders of the Company for the sale and purchase of 9,892,956 shares, or 98.92% of the then issued and outstanding common stock of the Company. After the completion of our forward stock split Titan Partners, LLC owned 132,501,306 shares of common stock.

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Texas, Arizona, Maryland, New York, New Jersey, Connecticut, Massachusetts, District of Columbia, Virginia, Ohio, Illinois and Georgia. A pharmacy acquired by the Company would most likely not continue to operate as it did prior to the acquisition by the Company; it is our intention that such pharmacies would fill prescriptions primarily for non-sterile compounding medications. Compounding medications are “made from scratch” – individual ingredients are mixed together to create individual formulations that target specific conditions. For example, we expect to compound transdermal pain creams, wound creams, burn creams, and migraine masks, using FDA-approved ingredients. It is expected that pharmacies owned and operated by the Company will only fill individual patient prescriptions.

In the third quarter of 2014 we expect to acquire our first pharmacy and once it is operational, we will generate revenue by filling prescriptions. Our plan is to retain the maximum amount of our earnings until we have at least $100 million in undepreciated net tangible assets. Retention of earnings is necessary to satisfy certain state-specific valuation thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, the pharmacies owned and operated by us will not fill prescriptions referred by physician-shareholders unless such physician referral is permitted under applicable state and federal law. We do not intend to accept or fill prescriptions for any federally-funded beneficiaries until we have achieved (i) at least $50 million in undepreciated net tangible assets and (ii) shareholder equity exceeding $75 million. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

We believe that the compounding pharmacy will play a substantial role in prescription drug abuse prevention by offering alternatives to oral medicines. We expect to expand our “prevention platform” to include other services and products that play a role in the prevention of prescription drug abuse. Specifically, these services could include pharmacy tracking softwares, toxicology laboratories, and pharmacogenomic testing. In the future, we anticipate entering additional business segments of predictive healthcare related services such as nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Recent Significant Events

Private Placement

On March 10, 2014, we commenced a private placement of the right to acquire unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the pharmacy industry (the “Private Placement”). As part of the ongoing Private Placement, we have received signed subscription agreements and checks from investors.

As of March 31, 2014 we had not sold any shares of common stock in the Private Placement. Through September 12, 2014 we have sold an aggregate of 13,176,071 shares of common stock in exchange for a combined total of $658,853 in the ongoing Private Placement. As of September 12, 2014, the additional shares sold in the Private Placement represent 9.0% of the issued and outstanding shares of common stock.

Forward Stock-Split

On June 27, 2014, our Board of Directors declared a stock dividend on the issued and outstanding shares of common stock of the Company to effect a 13.3935-to-1 forward stock split (the “Stock Split”) to be distributed on July 7, 2014 (the “Distribution Date”) to shareholders of record as of the close of business on June 23, 2014. In connection therewith, on July 10, 2014, we issued an additional 131,360,950 shares of common stock, thereby increasing our issued and outstanding shares of common stock to 141,960,131 post-split shares. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in this filing.

Change in Officers

On June 19, 2014, Chuck Talley was appointed as our Chief Financial Officer (“CFO”), Secretary, and Treasurer.

On July 9, 2014, James York was appointed to our Board of Directors and as our President and Chief Executive Officer (“CEO”).

Engaged New Registered Independent Accounting Firm

On June, 19, 2014, our Board of Directors engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm for the fiscal year ending December 31, 2014.

Name Change to “Titanium Healthcare”

On August 4, 2014, our Board of Directors adopted resolutions approving a certificate of amendment to the Company’s Articles of Incorporation to change its name. The Company filed a preliminary information statement with the SEC on August 7, 2014 disclosing the actions to the Company’s shareholders approving a certificate of amendment in the State of Nevada to change the name of the Company to “Titanium Healthcare”. We will, when permissible, following the expiration of the 20-day period mandated by Regulation 14C of the Exchange Act and the provisions of the Nevada Revised Statutes, file the certificate of amendment with the Nevada Secretary of State's Office. The certificate of amendment will become effective upon such filing and the we anticipate that such filing will occur 20 days after an Information Statement is first mailed to our shareholders.

Three Months Ending March 31, 2014 Compared to Three Months Ending March 31, 2013

We had no revenue for either of the three months ended March 31, 2014 or 2013. During the first three months of 2014, we were focused on commencement of our Private Placement, administrative and compliance responsibilities. We do not expect to generate any meaningful revenue until fourth quarter 2014, after the anticipated acquisition and integration of our first pharmacy.

Operating expenses for the respective three months ended March 31, 2014 and 2013 were approximately $246,967 and $3,258, respectively. The increase in these expenses is related to legal fees, accounting fees, shell acquisition costs and rent, to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure to implement our business plan.

Loss per share for the three months ended March 31, 2014 and 2013 was approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At March 31, 2014 and 2013, excluding amounts due to shareholder, we had working capital of approximately $(311,477) and $95, respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan.

As of March 31, 2014, we had not received any funding from our Private Placement and we had $20 of cash on hand. As of March 31, 2014, we had no operating assets, and a business plan with inherent risk. Because of these factors, our December 31, 2013 financial statements included a statement describing our going concern status. This means, substantial doubt about our ability to continue as a going concern existed at the date of the issuance of our December 31, 2013 financial statements.

We have historically met our capital requirements through capital contributions from our majority shareholder. On March 10, 2014, we commenced a Private Placement of our equity securities through which we expect to raise $5,375,000, which we consider sufficient capital to implement our business plan. Once our business plan is fully implemented, we anticipate we will be able to provide the necessary liquidity from our cash on hand, and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through additional equity financings, which could have a dilutive effect on our shareholders.

It is the belief of management that the Private Placement will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity and the implementation of our business plan. However, there is no legal obligation for either management or any shareholder to provide funding in the future. Further, we are at the mercy of future economic trends and the business operations of our majority shareholder to have the resources available to support our operations in the event we experience delays in raising capital through our Private Placement. Any difficulty in implementing our business plan could have a significant adverse impact on our liquidity and capital resources.

If our liquid assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash, which could further dilute shareholders.

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

Our significant accounting policies are summarized in our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would affect our results of operations, financial position or liquidity for the periods presented in this report.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the CEO and CFO, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014. The Company's disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and CEO (who became an officer on July 9, 2014) and our CFO (who became our principal financial and accounting officer in June 2014), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2013, previous management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of March 31, 2014.

Plans for Remediation

Our management feels the weaknesses identified have not had any material effect on our financial results. However, our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses identified by the previous management team. We intend to continue taking measures, including hiring competent employees and engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the material weaknesses.

In addition, we have designed and plan to implement as funds allow, and in some cases have already implemented, the specific remediation initiatives described below:

•
We have hired a Chief Financial Officer with prior large public accounting firm experience auditing public companies and leading the finance function of public companies, which we believe will bring additional resources and expertise to address our more complex transactions to help develop accounting policies and procedures. His duties include the design and implementation of internal control over financial reporting.

•	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

•	We are evaluating our accounting systems to determine appropriate enhancements.

•
We intend to implement a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries.

We implemented a Code of Business Conduct and Ethics (“Code”) designed to provide guidance in addressing potentially troublesome situations involving the Company; to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and; promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or furnish to, the Securities and Exchange and in other public communications made by the Company.

We believe the remediation steps outlined above, which in some cases have already been implemented, have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures identified above. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we will perform additional procedures prescribed by our management, including the use of manual mitigating control procedures, and will employ any additional tools and resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects.

As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above. Our management does not expect to conclude that our disclosure controls and procedures are effective until our efforts to remediate the material weaknesses in our internal control over financial reporting described above have been in effect for a period of time sufficient to provide reasonable assurance to our management of achieving the desired control objectives.

Our CEO and CFO do not expect that once implemented our disclosure controls and our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on April 24, 2014, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 15, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2014, the Company commenced a private placement of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the pharmacy industry. Through the period ended September 12, 2014, the Company has sold 13,176,071 shares of common stock in the Private Placement in exchange for $658,853.

The information required by this Item was previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on May 9, 2014, as amended on Form 8-K/A filed with the SEC on May 15, 2014, and the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014.

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMSA Gainesville Acquisition Corp.

Dated: September 15, 2014	By:	/s/ James York
	Name:	James York
	Title:	President and Chief Executive Officer

By:	/s/ Chuck Talley
Name:	Chuck Talley
Title:	Chief Financial Officer