Form 10-Q
period 2014-06-30
SMSA GAINESVILLE ACQUISITION CORP.
filed 2014-09-15
CIK 1474266

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
(Mark one)
☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: September 12, 2014: 147,111,178 shares of common stock, par value $0.001

SMSA Gainesville Acquisition Corp.

Form 10-Q for the Three and Six Months Ended June 30, 2014

Part I – Financial Information

Item 1 – Financial Statements

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	263,262	1,200	363,652	4,025
Rent to related party	30,000	-	40,000	-
Personnel costs	36,720	-	36,720	-
Shell acquisition costs	-	-	12,070	-
Other general and administrative costs	41,650	844	166,157	1,277
Total operating expenses	371,632	2,044	618,599	5,302

Loss from operations before income taxes	(371,632)	(2,044)	(618,599)	(5,302)

Net Loss	$(371,632)	$(2,044)	$(618,599)	$(5,302)

Loss per weighted-average share of common stock outstanding - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares of common stock outstanding - basic and diluted	136,542,545	133,935,107	135,246,030	133,935,107

See accompanying notes to unaudited condensed financial statements.

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Balance Sheets

	June 30,	December 31,	June 30,
	2014	2013	2013
ASSETS

Current Assets:
Cash	$268,962	$38	$90
Prepaid expenses	42,111	-	-
Total Assets	311,073	38	90

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$384,274	$17,053	$839
Accrued shell acquisition costs	-	109,548	-
Due to related party	237,012	-	-
Due to shareholder	41,039	41,057	-
Total Liabilities	662,325	167,658	839

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 142,861,138 shares, 133,935,107 shares and 133,935,107 shares issued and outstanding, respectively	142,861	133,935	106,270
Additional paid-in capital	617,135	181,094	-
Subscription receivable	(10,000)	-	-
Accumulated Deficit	(1,101,248)	(482,649)	(107,019)
Total Stockholders' Deficit	(351,252)	(167,620)	(749)

Total Liabilities and Stockholders' Deficit	$311,073	$38	$90

See accompanying notes to unaudited condensed financial statements.

SMSA Gainesville Acquisition Corp.
Unaudited Condensed Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013

Cash flows used for operating activities:
Net loss	$(618,599)	$(5,302)
Adjustments to reconcile net loss to net cash used for operating activities
Prepaid expenses	(42,111)	-
Accounts payable and accrued expenses	365,786	839
Accrued shell acquisition costs	(109,548)	-
Due to related party	237,012	-
Net cash used for operating activities	(167,460)	(4,463)

Cash flows provided by financing activities
Sale of common stock, net	446,402	-
Subscription receivable	(10,000)	-
Due to shareholder	(18)	-
Capital contributed to support operations	-	4,200
Net cash provided by financing activities	436,384	4,200

Increase (decrease) in cash	268,924	(263)
Cash at beginning of period	38	353
Cash at end of period	$268,962	$90

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

During the Private Placement, the Company increased its number of authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and the Company then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of June 30, 2014 the Company had received signed subscription agreements from 60 investors raising $446,402 in capital, and the Company had 142,861,138 shares of its common stock outstanding, with a par value of $0.001, of which 8,926,031 shares were sold in the Private Placement. As of September 12, 2014 the Company has received signed subscription agreements from 92 investors raising $658,853 in capital, resulting in a total of 147,111,178 shares of its common stock outstanding, with a par value of $0.001, of which 13,176,071 shares were sold in the Private Placement. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in this filing.

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

Subscription Receivable

The Company received a stock subscription agreement and funding from an investor in the private placement in June 2014, which the funds in the investors account were not sufficient to cover the funding. This is classified as a reduction of equity in the unaudited condensed balance sheets. The investor sent a new check in the third quarter to complete the transaction.

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

Push-Down Accounting

The Company has adopted the provisions required by Staff Accounting Bulletin (“SAB”) Topic 5J requires that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”). As the Company is considered a shell company that does not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification (“ASC”) 805-10-55-4), the purchase of the shell by Titan Partners, LLC has been treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. The application of this guidance resulted in the restatement of the Company’s 2013 financial statements.

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

Note 5 – Related Party Transactions

On February 21, 2014, the Company executed a commercial real estate lease with GML Holdings, LP. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, the Company’s Chairman of the Board of Directors, also participates in the management of GML Holdings Management, LLC. During the six months ended, the Company incurred $40,000 in rent expense which is included in rent to related party in the unaudited condensed statements of operations.

In December 2013, Titan Partners, LLC, the majority shareholder of the Company, paid $41,057 of legal fees to further develop the current business plan on behalf of the Company. This amount has been reflected as due to shareholder in the accompanying unaudited condensed balance sheets. The amount due to the majority shareholder is unsecured, non-interest bearing, and due on demand.

From January 2014 through June of 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed all administrative functions for the Company. The Company’s Chairman of the Board of Directors Kamran Nezami participated in the management of HMS through July 2014. Through June 30, 2014, HMS incurred $237,012 in expenses to develop the Company’s business plan. There were no management fees or mark-ups paid by the Company to HMS for these services. These expenses are included in the unaudited condensed statements of operations and are included in the due to related party in the unaudited condensed balance sheets.

Note 6 – Income Taxes

Due to losses incurred for the six months ended June 30, 2014 and 2013, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At September 9, 2009, the adoption date, and at June 30, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from five to six years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the unaudited condensed statements of operations. For the six months ended June 30, 2014 and 2013, there were no amounts recorded for interest and penalties.

Income tax expense was $0 for each of the periods ended June 30, 2014 and 2013.

As of June 30, 2014, the Company has a net operating loss carryforward of approximately $1,101,248 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the periods ended June 30, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Statutory rate applied to income before income taxes	$(210,324)	$(1,800)
Increase (decrease) in income taxes resulting from:
Other, including reserve for deferred tax assets and application of net operating loss carryforward	210,324	1,800
Income tax expense	$-	$-

The Company’s only temporary difference as of June 30, 2014 and 2013 relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of June 30, 2014 and 2013, the deferred tax asset is as follows:

	June 30, 2014	June 30, 2013
Deferred tax assets
Net operating loss carryforwards and other	$289,425	36,400
Less valuation allowance	(289,425)	(36,400)
Net deferred tax asset	$-	$-

During the periods ended June 30, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $210,324 and $1,800.

Note 7 – Loss Per Share

Our basic and diluted loss per common share are computed as follows:

	Six Months Ended June 30,
	2014	2013
Numerator for basic and diluted earnings per share:
Net loss	$(618,599)	$(5,302)
Denominator for basic and diluted earnings per share	135,246,030	133,935,107
Loss per common share	$(0.00)	$(0.00)
Loss per common share assuming dilution	$(0.00)	$(0.00)

There were no potentially dilutive securities which could have had an antidilutive effect on the Company’s per share results of operations during the periods presented.

Note 8 – Capital Stock Transactions and Forward Stock-Split

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

On June 27, 2014, the Company announced that its Board of Directors had declared a stock dividend on the issued and outstanding shares of common stock of the Company to effect a 13.3935-to-1 forward stock split (the “Stock Split”) to be distributed on July 7, 2014 (the “Distribution Date”) to shareholders of record of the Company’s common stock as of the close of business on June 23, 2014. On July 10, 2014, the Company issued an additional 131,360,950 shares of common stock, thereby increasing its issued and outstanding shares of common stock to 141,960,131 shares. The impact of the forward stock-split has been retrospectively reflected in all periods and notes in filing.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Some of the factors that we believe could affect our results include:

- limitations on our ability to begin revenue-generating operations and implement our business plan;

- the timing of and our ability to obtain financing on acceptable terms;

- dependence on third-party payors;

- the effects of changing economic conditions;

- the loss of members of our management team or other key personnel;

- changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

- costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

As of June 30, 2014 we sold an aggregate of 8,926,031 shares of common stock in exchange for a combined total of $446,402 in the ongoing Private Placement. As of June 30, 2014, the additional shares sold in the Private Placement represent 6.2% of the issued and outstanding shares of common stock.

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

Name Change to “Titanium Healthcare”

On August 4, 2014, our Board of Directors adopted resolutions approving a certificate of amendment to the Company’s Articles of Incorporation to change its name. The Company filed a preliminary information statement with the SEC on August 7, 2014 disclosing the actions to the Company’s shareholders approving a certificate of amendment in the State of Nevada to change the name of the Company to “Titanium Healthcare”. We will, when permissible, following the expiration of the 20-day period mandated by Regulation 14C of the Exchange Act and the provisions of the Nevada Revised Statutes, file the certificate of amendment with the Nevada Secretary of State's Office. The certificate of amendment will become effective upon such filing and the we anticipate that such filing will occur approximately 20 days after an Information Statement is first mailed to our shareholders.

Three Months Ending June 30, 2014 Compared to Three Months Ending June 30, 2013

We had no revenue for either of the three months ended June 30, 2014 or 2013. During the first six months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. We do not expect to generate any meaningful revenue until fourth quarter 2014, after the anticipated acquisition and integration of our first pharmacy.

Operating expenses for the respective three months ended June 30, 2014 and 2013 were $371,632 and $2,044, respectively. The increase in these expenses is related to legal fees, accounting fees, private placement costs, and rent, to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure to implement our business plan.

Loss per share for the three months ended June 30, 2014 and 2013 was approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

First Six Months 2014 Compared to First Six Months 2013

We had no revenue for either of the six months ended June 30, 2014 or 2013. During the first six months of 2014, we were focused on administrative and compliance responsibilities. We do not expect to generate any meaningful revenue until fourth quarter 2014, after the anticipated acquisition and integration of our first pharmacy.

Operating expenses for the respective six month periods ended June 30, 2014 and 2013 were approximately $618,599 and $5,302, respectively. The increase in these expenses is related to legal fees, accounting fees, private placement costs, and rent, to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure to implement our business plan.

Loss per share for the six months ended June 30, 2014 and 2013 was approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At June 30, 2014 and 2013, excluding amounts due to shareholder, we had negative working capital of approximately $(310,213) and $(749), respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan.

As of June 30, 2014, we had received $446,402 of funding from our Private Placement and we had $268,962 of cash on hand. As of June 30, 2014, we had no operating assets, and a business plan with inherent risk. Because of these factors, our December 31, 2013 financial statements included a statement describing our going concern status. This means, substantial doubt about our ability to continue as a going concern existed at the date of the issuance of our December 31, 2013 financial statements.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the CEO and CFO, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2014. The Company's disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of June 30, 2014.

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

●
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

●	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

●	We are evaluating our accounting systems to determine appropriate enhancements.

●
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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

Part II –  Other Information

Item 1 – Legal Proceedings

None.

Item 1A– Risk Factors

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