Form 10-Q
period 2014-09-30
Titanium Healthcare, Inc.
filed 2014-11-14
CIK 1474266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2014

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from _________ to __________

Commission file number 0-53803

Titanium Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0984261
(State of incorporation)	(IRS Employer ID Number)

2100 McKinney Ave., Suite 1780, Dallas, Texas 75201

(Address of principal executive offices)

(469) 606-4521

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 11, 2014; 158,740,670 shares of common stock, par value $0.001.

Titanium Healthcare, Inc.

Form 10-Q for the Three and Nine Months Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Titanium Healthcare, Inc.

Condensed Balance Sheets

	Successor	Titanium	Predecessor
	Company	Healthcare	Company
	September 30,	December 31,	December 31,
	2014	2013	2013
	(Unaudited)
ASSETS

Current Assets:
Cash	$217,171	$38	$107,087
Accounts receivable, net	248,394	-	192,824
Inventories	28,419	-	-
Prepaid expenses and other current assets	34,444	-	2,035
Total current assets	528,428	38	301,946
Property and equipment, net	270,818	-	113,864
Intangible assets	481,395	-	-
Other assets	5,380	-	5,380
Total other assets	486,775	-	5,380
Total Assets	$1,286,021	$38	$421,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$648,174	$-	$71,712
Accrued expenses and other current liabilities	489,600	17,053	196,838
Earn-out and other amounts payable for acquisition	549,667	-	-
Deferred revenue	4,086	-	9,464
Accrued shell acquisition costs	-	109,548	-
Due to related party	296,321	-	-
Due to shareholder	41,039	41,057	-
Total Liabilities	2,028,887	167,658	278,014
Stockholders' Equity (Deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 151,979,818 shares and 133,935,107 shares issued and outstanding, respectively	151,980	133,935	-
Predecessor Common units, no par value, 1,000 units authorized, issued and outstanding	-	-	-
Additional paid-in capital	925,474	181,094	143,000
Retained earnings (accumulated deficit)	(1,820,320)	(482,649)	176
Total Stockholders' Equity (Deficit)	(742,866)	(167,620)	143,176
Total Liabilities and Stockholders' Equity (Deficit)	$1,286,021	$38	$421,190

See accompanying notes to unaudited condensed financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Statements of Operations

	Three months ended September 30,
	Titanium Healthcare		Predecessor Company
	2014	2013	2014	2013

Revenues	$1,200	$-	$714,780	$581,048

Operating expenses
Professional fees	55,065	2,875	-	-
Rent to related party	30,000	-	-	-
Personnel costs	222,195	-	669,765	490,541
Pharmacy and lab transaction costs	439,228	-	-	-
Administrative services from related parties	-	-	4,319	3,040
License fee for software from member	-	-	8,250	8,250
Other general and administrative costs	154,193	284	65,037	54,786
Depreciation and amortization	2,273	-	12,213	12,364
Total operating expenses	902,954	3,159	759,584	568,981

Income (loss) from operations	(901,754)	(3,159)	(44,804)	12,067

Other income (expense)
Interest on member loans	-	-	-	(865)
Other income	57	-	1,462	142
Acquisition bargain purchase gain	182,625	-	-	-
Total other income (expense)	182,682	-	1,462	(723)

Income (loss) before provision for income taxes	(719,072)	(3,159)	(43,342)	11,344

Provision for income taxes	-	-	1,718	2,547

Net income (loss)	$(719,072)	$(3,159)	$(45,060)	$8,797

Income (loss) per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.00)	$(0.00)	$(45.06)	$8.80

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	145,699,001	133,935,107	1,000	1,000

See accompanying notes to unaudited condensed financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Statements of Operations

	Nine months ended September 30,
	Titanium Healthcare		Predecessor Company
	2014	2013	2014	2013

Revenues	$1,200	$-	$2,431,720	$1,893,127

Operating expenses
Professional fees	418,717	6,900	-	-
Rent to related party	70,000	-	-	-
Personnel costs	258,915	-	2,125,786	1,615,224
Shell acquisition costs	12,070	-	-	-
Pharmacy and lab transaction costs	439,228	-	-	-
Administrative services from related parties	-	-	10,864	12,696
License fee for software from member	-	-	24,750	24,750
Other general and administrative costs	320,350	1,561	179,411	157,966
Depreciation and amortization	2,273	-	38,067	33,957
Total operating expenses	1,521,553	8,461	2,378,878	1,844,593

Income (loss) from operations	(1,520,353)	(8,461)	52,842	48,534

Other income (expense)
Interest on member loans	-	-	-	(2,597)
Other income	57	-	2,059	315
Acquisition bargain purchase gain	182,625	-	-	-
Total other income (expense)	182,682	-	2,059	(2,282)

Income (loss) before provision for income taxes	(1,337,671)	(8,461)	54,901	46,252

Provision for income taxes	-	-	6,666	6,670

Net income (loss)	$(1,337,671)	$(8,461)	$48,235	$39,582

Income (loss) per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.01)	$(0.00)	$48.24	$39.58

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	138,765,343	133,935,107	1,000	1,000

See accompanying notes to unaudited condensed financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Statements of Cash Flows

	Nine months ended September 30,
	Titanium Healthcare		Predecessor Company
	2014	2013	2014	2013

Cash flows provided (used) by operating activities
Net income (loss)	$(1,337,671)	$(8,461)	$48,235	$39,582
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Acquisition bargain purchase gain	(182,625)	-	-	-
Depreciation and amortization	2,273	-	38,067	33,957
Paid-in kind interest	-	-	-	2,597
License fee for software contributed by a member	-	-	24,750	24,750
Changes in operating assets and liabilities:
Accounts receivable	(1,200)	-	(62,213)	69,456
Inventories	(14,658)	-	(13,761)	-
Prepaid expenses and other assets	(34,444)	-	2,035	(100)
Accounts payable	613,887	-	(29,582)	53,586
Accrued expenses and other current liabilities	223,230	-	53,202	(61,947)
Deferred revenue	-	-	(5,378)	(355)
Accrued shell acquisition costs	(109,548)	-	-	-
Due to related party	296,121	-	200	-
Net cash provided (used) by operating activities	$(544,635)	(8,461)	55,555	161,526

Cash flows used for investing activities
Acquisition of business, net of cash received	67,987	-	-	-
Purchases of property and equipment	(68,525)	-	(12,655)	(46,043)
Net cash used for investing activities	$(538)	-	(12,655)	(46,043)

Cash flows provided (used) by financing activities
Sale of common stock, net	762,324	-	-	-
Due to shareholder	(18)	-	-	-
Capital contributed to support operations	-	8,400	-	-
Repayment of member loans	-	-	-	(65,375)
Distributions to members	-	-	(82,000)	-
Net cash provided (used) by financing activities	$762,306	8,400	(82,000)	(65,375)

Net increase (decrease) in cash	217,133	(61)	(39,100)	50,108
Cash at beginning of period	38	353	107,087	127,590
Cash at end of period	$217,171	$292	$67,987	$177,698

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$549,667	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Plan of Operations

In this report, unless the context indicates otherwise: “Titanium Healthcare, Inc.,” (formerly known as “SMSA Gainesville Acquisition Corp.”) the “Company,” “we,” “our,” “ours” or “us” refer to Titanium Healthcare, Inc.

Background

The Company was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation (“Senior Management Services”), mandated by the plan of reorganization for Senior Management Services as confirmed by the U. S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. The Company’s emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, the Company, post-bankruptcy, had no significant assets, liabilities or operating activities. Therefore, the Company, as a new reporting entity was considered a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 19, 2013, Titan Partners, LLC entered into a stock purchase agreement with the shareholders of the Company for the sale and purchase of 9,892,956 shares, or 98.92% of the then issued and outstanding common stock of the Company. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of common stock of the Company.

Acquisition of Preferred Rx, LLC

On September 30, 2014, the Company closed a transaction, pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Preferred Rx, LLC (“Preferred Rx”) in exchange for cash and contingent consideration. The share purchase was accounted for as a business combination, wherein the Company is considered the acquirer for accounting and financial reporting purposes. Upon consummation of the share purchase, Preferred Rx became a 100% wholly-owned subsidiary of the Company. Preferred Rx is deemed the predecessor to the Company (the “Predecessor Company”).

As a result of this acquisition, the Company is now an active business which operates through its subsidiary, the Predecessor Company. The Predecessor Company has historically been a closed door pharmaceutical company focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities.

On October 6, 2014, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to Titanium Healthcare, Inc. In addition, the Company changed its ticker symbol to “TIHC”. The Company has discontinued using the name SMSA Gainesville Acquisition Corp.

Plans of Operations

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, California, Connecticut, District of Columbia, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia. The acquisition of Preferred Rx is the first acquisition we executed pursuant to this business plan. Any pharmacy we acquire will most likely not continue to operate as it did prior to the acquisition by the Company. It is our intention such pharmacies will fill prescriptions primarily for non-sterile compounded medications. Compounded medications are “made from scratch” – individual ingredients are mixed together upon receipt of a legal prescription for an individual patient to treat a condition diagnosed by the prescriber. For example, we expect to compound transdermal pain creams, wound creams, burn creams, and migraine masks. We anticipate our owned and operated pharmacies will only fill individual patient prescriptions.

We plan to retain the maximum amount of earnings until achieving at least $100 million in undepreciated net tangible assets at which time we will re-evaluate our dividend policies. Retention of earnings is necessary to satisfy certain state-specific financial thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, our owned and operated pharmacies will not fill prescriptions referred by physician-shareholders unless such physician referral is permitted under applicable state and federal law. We do not intend to accept or fill prescriptions for any federally-funded beneficiaries referred by physician-shareholders until achieving (i) at least $50 million in undepreciated net tangible assets and (ii) shareholder equity exceeding $75 million. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

We believe that the compounding pharmacy will play a substantial role in prescription drug abuse prevention by offering alternatives to oral medicines. We also intend to expand our “prevention platform” to include other services and products that play a role in the prevention of prescription drug abuse. Specifically, these services could include pharmacy tracking software, toxicology laboratories, and pharmacogenomics testing. In the future, we anticipate entering additional business lines of healthcare related services such as nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The unaudited condensed balance sheet as of September 30, 2014 represents the consolidated balances of both Titanium Healthcare and the Predecessor Company (jointly the “Successor Company”).

The preparation of our unaudited condensed financial statements requires the use of estimates that affect the reported value of assets, liabilities, and expenses. These estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes, including evaluation of events subsequent to the end of the quarter through the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.

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

The balance sheets at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K and Form 10-K/A filed with the SEC on April 24, 2014 and September 10, 2014, respectively, and the Company’s Form 8-K filed with the SEC on October 6, 2014.

Out-Of-Period Adjustment

During our review of the three and nine months ended September 30, 2014, we identified an error that originated in the three month period ended June 30, 2014.  This error related to the private placement costs in the amount of $129,663 which were improperly included in professional fees of Titanium Healthcare but should have been netted against private placement proceeds.  We determined this error was immaterial to the prior and current reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. Accordingly, we have reflected the correction in the current period. As a result, a reduction to additional paid-in capital and accumulated deficit in the unaudited condensed balance sheet, and a reduction in professional fees in the unaudited condensed statements of operations is reflected in our Form 10-Q as of and for the three and nine month periods ending September 30, 2014.

Note 2 – Going Concern Uncertainty and Private Placement

The Company has no post-bankruptcy operating history, limited cash on hand, and has a business plan with inherent risk. Because of these factors, the Company’s 2013 annual financial statements included a statement describing going concern status. This means substantial doubt regarding the Company’s ability to continue as a going concern existed as of the date of the issuance of the financial statements on April 24, 2014, and as amended on September 10, 2014. As of September 30, 2014, the Company had an accumulated deficit of $1,820,320 and a negative working capital of $1,500,459.

On March 10, 2014, the Company commenced a private placement of its shares of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry as described further below (the “Private Placement”). The Company seeks to raise $5,375,000 through this Private Placement to build a network of physicians, fund operations, acquisitions and contribute to undepreciated tangible asset goals.

During the Private Placement, the Company increased its number of authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and the Company then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of September 30, 2014 the Company had received signed subscription agreements from 126 investors raising $902,236 in capital, and the Company had 151,979,818 shares of its common stock outstanding, with a par value of $0.001, of which 18,044,711 shares were sold in the Private Placement. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in this filing. As of November 11, 2014 the Company has received signed subscription agreements from 179 investors raising $1,255,275 in capital, resulting in a total of 158,740,670 shares of its common stock outstanding, with a par value of $0.001, of which 24,805,563 shares were sold in the Private Placement.

The Company’s business plan and pharmacy operations will require capital for additional acquisitions, and is expected to require capital for licensing, permits, and accreditation from various federal and state agencies as a condition to expanding its operations including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits or accreditations. The development and operations of the Company could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance the Company will be successful in obtaining such licenses and permits.

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

There can be no assurance that financing for our operations and business plan will be available, or, if available, such financing will be on terms satisfactory to the Company. If we are unable to obtain financing, the Company may not be able to operate successfully and any investment made in it may be lost.

Note 3 – Significant Accounting Policies

The summary of significant accounting policies is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from these estimates.

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

The Company's acquired pharmacies and laboratories are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operations of such pharmacies and laboratories.

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and the Company’s pharmacies are required to be licensed in the states in which they are located or do business. While management continuously monitors the effects of regulatory activity on the Company's operations and it currently has a pharmacy license for each pharmacy the Company operates, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the Company's business.

The Company is also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of products and/or services. Violation of these laws can result in a loss of licensure, civil and criminal penalties and exclusion from various federal and state healthcare programs. The Company expends considerable resources in connection with compliance efforts. Management believes that the Company is in compliance with federal and state regulations applicable to its business.

The Company is also impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“transaction standards”); privacy of individually identifiable healthcare information (“privacy standards”); security and electronic signatures (“security standards”), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. The Company is required to comply with these standards and is subject to significant civil and criminal penalties for failure to do so. Management believes the Company is in compliance with these standards. There can be no assurance, however, that future changes will not occur which the Company may not be, or may have to incur significant costs to be in compliance with new standards or regulations. Management anticipates that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies and laboratories. Given the continuous debate regarding the cost of healthcare services, management cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on the Company.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. There were no cash equivalents for any of the periods presented.

Private Placement Costs

Costs with respect to the issuance of common stock through the private placement by the Company are initially deferred and ultimately offset against the proceeds from such equity transactions as a reduction of net proceeds offset against equity, if successful, or expensed if the proposed equity transaction is unsuccessful.

Accounts Receivable and Allowances

The Company's accounts receivable primarily consists of amounts due from a third party medical prescription benefit management company. Management periodically reviews the accounts receivable to assess collectability and estimate potential doubtful accounts. Accounts receivable are written off after collection efforts have been completed in accordance with the Company’s policies. Allowance for doubtful accounts reduces the carrying value of the account receivable for potential uncollectible accounts. As of September 30, 2014 and December 31, 2013, all accounts receivable were deemed to be collectable and no accounts receivable were written off for the periods then ended.

Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between three and seven years. The Company’s property and equipment consist of computer equipment and information systems, and leasehold improvements on facility build-outs. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms, typically five years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Intangibles And Impairment Of Long-Lived Assets

Finite-lived intangibles are amortized using the straight-line method over their estimated useful lives. As of September 30, 2014, the Company’s intangibles consist of pharmacy licenses and customer relationships.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset might be impaired. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to undiscounted future net cash flows they are expected to generate. If the undiscounted cash flows are less than the carrying amount, the impairment recognized is measured by the amount the carrying value of the assets exceeds their fair value.

Accounts Payable

The Company considers all obligations which an accurate invoice has been received from the vendor to be accounts payable.

Accrued Expenses and Other Current Liabilities

Obligations for goods or services incurred before the balance sheet date, which are uninvoiced by vendors, are included in accrued expenses and other current liabilities.

Push-Down Accounting

The Company has adopted the provisions required by Staff Accounting Bulletin (“SAB”) Topic 5J which require that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”). As the Company was considered a shell company that did not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification (“ASC”) 805-10-55-4), the purchase of the shell by Titan Partners, LLC was treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. The application of this guidance resulted in the restatement of the Company’s 2013 financial statements.

Purchase Accounting

In determining the allocation of the purchase price of an acquisition to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company allocates the purchase price based on their fair values in accordance with the provisions of Accounting Standards Codification ("ASC") 805 - Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Working capital and other assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

Property, plant and equipment are valued at their estimated fair values over their estimated useful lives as of the date the transaction was consummated.

Intangible assets are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of the date the transaction was consummated.

Earn-out and other amounts payable for acquisition are recorded at the estimated fair values from assumptions the Company believes unrelated market participants would use based on both observable and unobservable marketplace factors.

Revenue Recognition

Revenues are recognized only when the services are performed, there is evidence of an arrangement, the Company determines that the fee is fixed or determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed or determinable and collection is probable, the Company considers a number of factors including the creditworthiness of the customer and the contractual payment terms. If a customer is not considered creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash.

For the three and nine months ended September 30, 2014 and 2013, approximately 93% of Preferred Rx’s revenues were derived from MedCall, LLC (see Note 10), a pharmacy benefit manager (“PBM”) who is responsible for servicing the clients of the PBM. The remaining 7% of Preferred Rx’s revenues were derived from pharmacy consultations to hospice facilities based on an agreed upon weekly rate. The agreement between Preferred Rx, the PBM and the clients of the PBM includes multiple element deliverables. The Company accounts for multiple element arrangements in accordance with the guidance included in Accounting Standard Codification (“ASC”) 605-25. The multiple element arrangements entered into generally consist of bundled services which include a flat weekly billing rate for pharmacists’ services and a per-transaction billing rate to provide for the coordination of the delivery of prescriptions. Each of the Company’s billing elements is considered a separate unit of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using management’s estimated selling price which historically has approximated the price stated in the respective contracts. On the pharmacists’ services, revenues are initially recognized as deferred revenue and subsequently amortized ratably on a straight-line basis over the service period.

Deferred revenue amounted to $4,086 for the Company and $9,464 for Preferred Rx at September 30, 2014 and December 31, 2013, respectively. Revenues are recognized for each transaction for the coordination of prescription deliveries as they occur.

Business Segment

The Company has one operating and reporting segment consisting of providing pharmacy services.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. As of September 30, 2014, the Company had no known material loss contingencies.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013. The guidance is not expected to have a material impact on our results of operations, financial position, or cash flows.

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

In June 2014, FASB issued ASU 2014-10, Elimination of Development Stage Entity Requirements. This ASU eliminates the concept of Development Stage Entities (DSEs) from GAAP and is intended to result in cost-savings for certain entities, such as start-ups or research and development entities. As a result of these changes: the financial statements of developing entities no longer need to include the inception-to-date income cash flow and equity information; developing companies do not have to label their financial statements as “development stage”; and certain disclosures related to the nature of the entity’s development stage activities are no longer required. These changes become effective for the Company on January 1, 2015 and early adoption is permitted. The Company opted to adopt this guidance as of March 31, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact the Company’s financial condition, results of operations or cash flows.

Note 4 – Acquisition

On September 30, 2014, the Company entered into and closed the transaction contemplated by the Purchase and Sale Agreement (the “Purchase Agreement”) with Preferred Rx, LLC, a Texas limited liability company, and its equity holders. Pursuant to the terms of the Purchase Agreement, the Company acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration (the “Share Purchase”). As a result of the Share Purchase, Preferred Rx became a wholly-owned subsidiary of the Company.

As consideration for the limited liability company membership interests of Preferred Rx, the equity holders will receive earn-out payments in the form of 100% of Preferred Rx’s actual EBITDA and EBITDA from any new customer or contract obtained by the equity holders associated with the call center operations of Preferred Rx for thirteen (13) months after the Closing Date (each such payment, an “Earn-out Payment”), net of cash previously paid. Each Earn-out Payment will be payable in arrears on the 20th day after the close of each calendar quarter. The minimum cumulative Earn-out Payments is equal to $200,000. “EBITDA” means the Company’s earnings before interest, taxes, depreciation and amortization. The first Earn-out Payment made to the equity holders shall be reduced by $15,000, the amount of cash paid by the Company at Closing, including all applicable broker fees. The Company will not pay earn-out payments on any business or EBITDA originated by the Company. During October 2014, and in connection with the sale of certain assets and the payments made to the former members as discussed in further detail below, the Company has no further future obligation to pay any earn-out consideration with respect to its on-call pharmacy business under the Preferred Rx Purchase Agreement.

The Company will also pay the equity holders $213,000 for all of Preferred Rx’s current assets less current liabilities (excluding a $100,000 accrued contingent liability to an unrelated third party) that existed as of August 31, 2014 (“Net Working Capital”). The Net Working Capital will be paid to each equity holder in an amount equal to the percentage of each equity holder’s pro rata share of the Company’s Net Working Capital in two equal installments on October 20, 2014 and November 20, 2014.

The following represents the preliminary estimated acquisition values of the net assets acquired as of September 30, 2014, the acquisition date:

Current assets	$336,785
Computer equipment and leasehold improvements	36,760
Information systems - software	167,806
Other assets	5,380
Customer relationship intangible	353,960
Pharmacy license intangible	127,435
Total assets	$1,028,126

Current liabilities	$(295,834)
Earn-out and other amounts payable for acquisition:
Present value of minimum earn-out payable	(160,044)
Contingent earn-out liability	(127,975)
Net working capital payable	(212,648)
Cash payable to sellers	(49,000)
Total earn-out and amounts payable for acquisition	(549,667)
Purchase price consideration	$(845,501)

Bargain purchase gain at September 30, 2014	$182,625

All assets and liabilities were recorded at their estimated fair values on the acquisition date. We derived the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors. The earn-out liability and net working capital payable consideration (which excludes a $100,000 accrued liability) represent the estimated fair value of the amounts to be paid as of September 30, 2014, the date the transaction was consummated. Earn-out considerations represent the present value of minimum earn-out payable in the amount of $200,000, plus the projected payout for amounts based on EBITDA targets for the future thirteen months.

Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period due to Preferred Rx’s uncertainties related to extending its contract with its largest customer to continue to perform on-call services. As a result, we recognized a $182,625 bargain purchase gain in September 2014.

Tangible assets and software acquired are valued at their estimated fair values over their estimated useful economic lives as of September 30, 2014, the date the transaction was consummated. The Company estimates the average useful lives of these assets to be five years and will depreciate or amortize the assets on a straight-line basis as it approximates the pattern of consumption. Annual depreciation or amortization for these assets acquired approximates $41,000.

Intangible assets acquired are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of September 30, 2014, the date the transaction was consummated. The Company estimates the average useful life for the customer relationship to be seven years and the pharmacy licenses to be two years, both on a straight line basis. Annual amortization for intangible assets acquired approximates $114,000.

On October 10, 2014, the Company entered into a definitive agreement to sell certain non-strategic assets associated with its on-call pharmacy business. The transaction was completed pursuant to the terms of a Transaction Agreement entered into between the Company, the former shareholders of Preferred Rx and Care Services, LLC (the “On-Call Transaction”). The assets sold in the On-Call Transaction included certain software and customer contracts associated with the on-call pharmacy business conducted by Preferred Rx.

The agreement for the On-Call Transaction contained customary representations and warranties as well as covenants regarding indemnification and other matters. In addition, the parties entered into a related agreement providing for certain confidentiality, non-competition and non-solicitation obligations. Preferred Rx and Care Services, LLC also entered into a Services Agreement whereby Preferred Rx will provide certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses of Preferred Rx.

The purchase price for the sale of assets was $550,000, of which $495,000 was received at closing, and $55,000 will be held by Care Services, LLC for up to 15 months for potential indemnification claims. Of the $495,000 received, the Company retained $49,500 and the remaining $445,500 was paid to the former members of Preferred Rx in exchange for the release by each of such former members of the potential earn-out consideration provided for in the previously announced Purchase Agreement. As a result, the Company will have no future obligation to pay any earn-out consideration with respect to its on-call pharmacy business under the Preferred Rx Purchase Agreement.

As a result of the On-Call Transaction, the Company expects to derecognize $353,960 in intangible assets associated with the customer contracts being sold, settle $288,019 of acquisition earn-out and recognize a net loss of approximately $11,000 on the sale of these assets and liabilities.

Note 5 – Fair Value of Financial Instruments

The Company measures fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs). Financial instruments consist primarily of cash, accounts payable, accrued expenses, acquisition earn-out, accrued shell acquisition costs, due to related party, and due to shareholder. The carrying values of cash and payables are considered to be representative of their respective fair values due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note 6 – Line of Credit

On April 29, 2013, the Predecessor opened a Commercial Line of Credit (“Line”) with a related party lender to support working capital needs, which expired on April 10, 2014. The Line was capped at the lower of $100,000 or a borrowing base, with borrowings bearing interest at 6.0%. The Line was not used during its term and the line was closed upon expiration with all obligations fulfilled. The Line was secured by the assets of Preferred Rx. The lien by the lender was terminated with the expiration of the Line. Fees paid on the Line were immaterial to these financial statements.

Note 7 – Related Party Transactions

Titanium Healthcare

On February 21, 2014, the Company executed a commercial real estate lease with GML Holdings, LP. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, the Company’s Chairman of the Board of Directors, also participates in the management of GML Holdings Management, LLC. During the nine months ended, the Company incurred $70,000 in rent expense which is included in rent to related party in the unaudited condensed statements of operations.

In December 2013, Titan Partners, LLC, the majority shareholder of the Company, paid $41,057 of legal fees to further develop the current business plan on behalf of the Company. This amount has been reflected as due to shareholder in the accompanying condensed balance sheets. The amount due to the majority shareholder is unsecured, non-interest bearing, and due on demand.

From January 2014 through July of 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed certain administrative functions for the Company. The Company’s Chairman of the Board of Directors Kamran Nezami participated in the management of HMS through July 2014. Through September 30, 2014, HMS incurred $266,685 in third party expenses to facilitate development of the Company’s business plan. There were no management fees or mark-ups paid by the Company to HMS for these services. These expenses are included in the unaudited condensed statements of operations and are included in the due to related party in the unaudited condensed balance sheet.

Predecessor Company

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. For the three and nine months ended September 30, 2014 and 2013, related parties include the following:

Four members contributed funds which were considered loans in prior years to support working capital, which bore interest at 7.0% per annum. The loans plus accrued interest were repaid in full in December 2013. Interest expense in the amount of $865 and $2,597 was included in the unaudited condensed statements of operations for the three and nine months ended September 30, 2013, respectively.

During the three and nine months ended September 30, 2014 and 2013, Preferred Rx used a company owned by a member for accounting services and incurred $4,319 and $10,864, and $3,040 and $9,096, respectively, in fees which are included in Administrative services from related parties in the unaudited condensed statements of operations. At September 30, 2014 and December 31, 2013, accounts payable to the related party were approximately $200, respectively.

During the three and nine months ended September 30, 2013, Preferred Rx used a company owned by a member for financial consulting services and incurred approximately $0 and $3,600, respectively, in fees which are included in Administrative services from related parties in the unaudited condensed statements of operations. At September 30, 2014 and December 31, 2013, there were no amounts payable to the related party.

One of the members of Preferred Rx also served on the board of directors of Preferred Rx’s bank.

Preferred Rx licensed its call center software from a member and recorded a license fee of $8,250 and $24,750 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively. The license fee was based on the estimated fair value for the use of the software and was considered as contributed paid in capital for both the nine months ended September 30, 2014 and 2013.

Note 8 – Income Taxes

Titanium Healthcare

Due to losses incurred for the nine months ended September 30, 2014 and 2013, there is no current provision for income taxes.

The utilization of some or all of the Company’s net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At September 9, 2009, the adoption date, and at September 30, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from five to six years. The Company is no longer subject to state income tax examinations by tax authorities for years before 2009.

Any interest and penalties associated with tax positions taken by the Company would be recorded as a component of other expenses in the unaudited condensed statements of operations. For the nine months ended September 30, 2014 and 2013, there were no amounts recorded for interest and penalties.

Income tax expense was $0 for each of the periods ended September 30, 2014 and 2013.

As of September 30, 2014, the Company has a net operating loss carryforward of approximately $1,820,320 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The Company's income tax expense (benefit) for each of the periods ended September 30, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Statutory rate applied to income before income taxes	$(454,808)	$(2,877)
Increase (decrease) in income taxes resulting from:
Other, including reserve for deferred tax assets and
application of net operating loss carryforward	454,808	2,877

The Company’s only temporary difference as of September 30, 2014 and 2013 relates to the Company’s net operating loss pursuant to the applicable Federal Tax Law. As of September 30, 2014 and 2013, the deferred tax asset is as follows:

	September 30, 2014	September 30, 2013
Deferred tax assets
Net operating loss carryforwards and other	$596,001	$37,684
Less valuation allowance	$(596,001)	(37,684)
Net deferred tax asset	$-	$-
Income tax expense	$-	$-

During the periods ended September 30, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $454,808 and $2,877.

Predecessor Company

Preferred Rx is a limited liability company treated as a pass-through entity under the Internal Revenue Code. As such, it did not pay federal corporate income taxes; however, its income and expenses were included in the federal income tax returns of its members.

Preferred Rx recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no amounts recorded as a liability for unrecognized tax benefit in any of the periods presented.

Because Preferred Rx is a pass-through entity for federal income tax purposes and for substantially all of the state jurisdictions in which it was required to file an income tax return, the effect of any changes in tax positions that result from an examination of its tax returns are borne principally by the individual members. Tax returns for 2009 and later are still subject to examination by the federal and state tax authorities. Any penalties and interest assessed by taxing authorities are included in income tax expense. There were no such amounts included in income tax expense in the three and nine months ended September 30, 2014 and 2013.

Preferred Rx incurred state franchise taxes and the financial statements included a provision for the franchise tax effect of transactions reported in the financial statements. State franchise tax expense for the three and nine months ended September 30, 2014 and 2013, which is included in income tax expense was $1,718 and $2,547 and $6,666 and $6,670, respectively.

Successor Company

Recognition of deferred tax assets and liabilities for the tax effects of transaction costs and differences between the assigned values in the purchase price allocation and the tax basis of assets acquired and liabilities assumed in a purchase business combination is required. As the Company has not finalized its assessment of the estimated fair value of Preferred Rx’s net assets acquired, no adjustment has been made to deferred income taxes until such analysis is complete.

Note 9 – Capital Stock Transactions and Forward Stock-Split

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

Pursuant to a plan affirmed by the U. S. Bankruptcy Court - Northern District of Texas - Dallas Division, the Company issued 500,008 plan shares to meet the requirements of the plan. 500,008 shares of the Company’s common stock were issued to holders of various claims, as defined in the plan, in settlement of all unpaid pre-confirmation obligations of the Company and/or the bankruptcy trust. After completion of the 13.3935 to 1 Stock Split, the holders of various claims own 1,433,801 shares of the Company’s common stock.

Note 10 – Major Customer

One customer accounted for approximately 93% of Preferred Rx’s total revenue for both the three and nine months ended September 30, 2014 and 2013, respectively, and approximately 94% and 89% of the Company’s total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Note 11 – Subsequent Events

On October 6, 2014, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to Titanium Healthcare, Inc. In addition, the Company changed its ticker symbol to “TIHC”. The Company has discontinued using the name SMSA Gainesville Acquisition Corp.

On October 10, 2014, the Company entered into a definitive agreement to sell certain non-strategic assets associated with its on-call pharmacy business. This is discussed in further detail in Note 4 to the unaudited condensed financial statements.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Some of the factors that we believe could affect our results include:

•	limitations on our ability to begin revenue-generating operations and implement our business plan;

•	the timing of and our ability to obtain financing on acceptable terms;

•	dependence on third-party payors;

•	the effects of changing economic conditions;

•	the loss of members of our management team or other key personnel;

•	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

•	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

In this report, unless the context indicates otherwise: “Titanium Healthcare, Inc.,” (formerly known as “SMSA Gainesville Acquisition Corp.”) the “Company,” “we,” “our,” “ours” or “us” refer to Titanium Healthcare, Inc.

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

Our current business plan is to acquire, develop, and operate pharmacies in various states across the United States, including, but not limited to Arizona, California, Connecticut, District of Columbia, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia. The acquisition of Preferred Rx is the first acquisition we executed pursuant to this business plan. Any pharmacy we acquire will most likely not continue to operate as it did prior to the acquisition by the Company. It is our intention such pharmacies will fill prescriptions primarily for non-sterile compounded medications. Compounded medications are “made from scratch” – individual ingredients are mixed together upon receipt of a legal prescription for an individual patient to treat a condition diagnosed by the prescriber. For example, we expect to compound transdermal pain creams, wound creams, burn creams, and migraine masks. We anticipate our owned and operated pharmacies will only fill individual patient prescriptions.

We plan to retain the maximum amount of earnings until achieving at least $100 million in undepreciated net tangible assets at which time we will re-evaluate our dividend policies. Retention of earnings is necessary to satisfy certain state-specific valuation thresholds that enable physicians to invest in public companies to which they refer patients. Notwithstanding the foregoing, our owned and operated pharmacies will not fill prescriptions referred by physician-shareholders unless such physician referral is permitted under applicable state and federal law. We do not intend to accept or fill prescriptions for any federally-funded beneficiaries referred by physician-shareholders until achieving (i) at least $50 million in undepreciated net tangible assets and (ii) shareholder equity exceeding $75 million. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare.

We believe that the compounding pharmacy will play a substantial role in prescription drug abuse prevention by offering alternatives to oral medicines. We also intend to expand our “prevention platform” to include other services and products that play a role in the prevention of prescription drug abuse. Specifically, these services could include pharmacy tracking software, toxicology laboratories, and pharmacogenomics testing. In the future, we anticipate entering additional business lines of healthcare related services such as nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Recent Significant Events

Private Placement

On March 10, 2014, we commenced a private placement of the right to acquire unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry (the “Private Placement”).

As of September 30, 2014 we sold an aggregate of 18,044,711 shares of common stock in exchange for a combined total of $902,236 in the ongoing Private Placement. As of September 30, 2014, the additional shares sold in the Private Placement represent 11.9% of the issued and outstanding shares of common stock.

Through November 11, 2014 we have sold an aggregate of 24,805,563 shares of common stock in exchange for a combined total of $1,255,275 in the ongoing Private Placement. As of November 11, 2014, the additional shares sold in the Private Placement represent 15.6% of the issued and outstanding shares of common stock.

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

Name Change to “Titanium Healthcare”

On October 6, 2014, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to Titanium Healthcare, Inc. In addition, the Company changed its ticker symbol to “TIHC”. The Company will discontinue using the name SMSA Gainesville Acquisition Corp.

Acquisition of Preferred Rx

On September 30, 2014, the Company acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration.

As a result of the transaction, the Company is now an active business which operates through its subsidiary, Preferred Rx. Preferred Rx has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. The Company has expanded the capabilities of the pharmacy to include filling compounded prescriptions, delivery and retail services.

Three Months Ended September 30, 2014 compared to September 30, 2013

Titanium Healthcare

Revenue for the three months ended September 30, 2014 and 2013 were $1,200 and $0, respectively, due to the Company acquiring its first pharmacy on September 30, 2014 and beginning to service its compounding prescription business through the pharmacy. Prior to this acquisition, the Company was a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. As a result of the acquisition of our first pharmacy on September 30, 2014, we expect a significant increase in revenue in the fourth quarter 2014.

Operating expenses for the respective three months ended September 30, 2014 and 2013 were $902,954 and $3,159, respectively. The increase in these expenses is related to acquisition expenses associated with the acquisition of Preferred Rx and diligence on our first lab, legal fees, accounting fees, private placement costs, and rent, to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Loss per share for the three months ended September 30, 2014 and 2013 was approximately $0.00 and $0.00 based on the weighted-average shares issued and outstanding.

Predecessor Company

Net revenues of Preferred Rx for the three months ended September 30, 2014 were $714,780 compared to $581,048 for the comparable prior year period. This $133,732 increase was primarily due to additional per call volume from existing contracts provided to on-call customers over the prior year.

Operating expenses of $759,584 were $190,603 higher than the prior year period amount of $568,981, primarily due to the legal and administrative costs in contemplation of the acquisition by Titanium Healthcare, the addition of variable direct labor associated with the additional services provided to on-call pharmacy customers and unfavorable mix toward higher skilled pharmacists and wage premiums for higher skilled employees to cover less desirable shifts.

Nine Months Ended September 30, 2014 compared to September 30, 2013

Titanium Healthcare

Revenue for the nine months ended September 30, 2014 and 2013 were $1,200 and $0, respectively, due to the Company acquiring its first pharmacy on September 30, 2014 and beginning to service its compounding prescription business through the pharmacy. Prior to this acquisition, the Company was a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. As a result of the acquisition of our first pharmacy on September 30, 2014, we expect a significant increase in revenue in the fourth quarter 2014.

Operating expenses for the respective nine month periods ended September 30, 2014 and 2013 were approximately $1,521,553 and $8,461, respectively. The increase in these expenses is related to acquisition expenses associated with the acquisition of Preferred Rx and diligence on our first lab, legal fees, accounting fees, private placement costs, and rent, to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Loss per share for the nine months ended September 30, 2014 and 2013 was approximately $0.01 and $0.00 based on the weighted-average shares issued and outstanding.

Predecessor Company

Net revenues of Preferred Rx for the nine months ended September 30, 2014 were $2,431,720 compared to $1,893,127 for the comparable prior year period. This $538,593 increase was primarily due to additional per call volume from existing contracts and certain new contracts and services provided to on-call customers over the prior periods. Future revenues related to on-call services are expected to decline significantly as a result of the Company's decision to sell certain assets associated with the on-call business, which sale was completed on October 10, 2014, and focus on growing the compounding pharmacy business of Preferred Rx. Information about this sale transaction is incorporated by reference to Note 4 of the notes to the unaudited condensed financial statements included in Item 1 of this Quarterly Report.

Operating expenses of $2,378,878 were $534,285 higher than the prior year period amount of $1,844,593, primarily due to the legal and administrative costs in contemplation of the acquisition by Titanium Healthcare, the addition of variable direct labor associated with the additional services provided to on-call pharmacy customers and unfavorable mix toward higher skilled pharmacists and wage premiums for higher skilled employees to cover less desirable shifts.

Liquidity and Capital Resources

The Company currently has limited cash on hand, recently acquired operating assets, and a business plan with inherent risk. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

Through the acquisition of Preferred Rx, which has positive operating cash flows, along with our engagement in a private placement of equity securities, we believe we will raise sufficient capital to continue to implement our business plan. Furthermore, we have historically met our capital requirements through short-term and long-term borrowings and capital contributions from our majority stockholder. Once our business plan is fully implemented, we anticipate we will be able to provide the necessary liquidity from our cash on hand and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through equity and/or debt financings.

It is the belief of management and our majority stockholder that this plan will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no legal obligation for either management or a significant stockholder to provide funding in the future. We may also experience difficulty or delays in implementing our business plan, which will have a significant adverse impact on the Company’s liquidity and capital resources.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Cash Flows of Titanium Healthcare

At September 30, 2014 and 2013, excluding amounts due to our majority shareholder and the impact of the acquisition of Preferred Rx, we had working capital of approximately $(950,704) and $292, respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan, through acquisition earn-out and working capital considerations, and through the sale of our common stock.

Investing activities for the nine months ended September 30, 2014 primarily related to capital expenditures associated with machinery and equipment, computers and leasehold improvements for the acquired pharmacy to enhance its compounding operations.

Financing activities included $902,236 of funding and $139,912 in net costs associated with our Private Placement.

Cash Flows of Predecessor Company

Operating cash flows for Preferred Rx for the nine months ended September 30, 2014 were $55,555, which was $105,971 lower than the prior year period due to increased receivables as a result of higher sales, offset slightly by higher personnel costs.

Investing activities for both the nine months ended September 30, 2014 and 2013 primarily related to capital expenditures to make improvements to software used to support the on-call business.

Financing activities included $82,000 in distributions to member owners during the nine months ended September 30, 2014 and $65,375 in repayments of member loans in the prior year.

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

Purchase Accounting

In determining the allocation of the purchase price of an acquisition to net tangible and identified intangible assets acquired and liabilities assumed, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. The Company allocates the purchase price based on their fair values in accordance with the provisions of Accounting Standards Codification ("ASC") 805 - Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. The Company determines fair values as follows:

Working capital and other assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

Property, plant and equipment are valued at their estimated fair values over their estimated useful lives as of the date the transaction was consummated.

Intangible assets are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of the date the transaction was consummated.

Earn-out and other amounts payable for acquisition are recorded at the estimated fair values from assumptions the Company believes unrelated market participants would use based on both observable and unobservable marketplace factors.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the CEO and CFO, performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2014. The Company's disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and CEO (who became an officer in 2014) and our CFO (who became our principal financial and accounting officer in June 2014), we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2013, previous management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

It was also determined that there were material weaknesses and significant deficiencies in Preferred Rx’s internal control over financial reporting as of December 31, 2013 and as of September 30, 2014. Preferred Rx was a private entity with limited accounting personnel and other supervisory resources to execute accounting processes and address internal controls over financial reporting. In particular, in connection with the audit of Preferred Rx’s financial statements for the year ended December 31, 2013 and the preparation of the financial statements for the nine months ended September 30, 2014, Preferred Rx’s management and its independent registered public auditors identified material weaknesses relating to the failure to record certain entries and adjustments during the year and quarter end close processes, and to have appropriate procedures and controls in place around Preferred Rx’s information technology process. The material weaknesses resulted in several adjustments to the financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of September 30, 2014.

Plans for Remediation

Our management continues to work to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses identified by the current and previous management teams. We intend to continue taking measures, including hiring competent employees and engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the material weaknesses.

In addition, we have designed and plan to implement as funds allow, and in some cases have already implemented, the specific remediation initiatives described below:

•

We have hired a Chief Financial Officer with prior public accounting firm experience auditing public companies and leading the finance function of public companies, which we believe will bring additional resources and expertise to address our more complex transactions to help develop accounting policies and procedures. His duties include the design and implementation of internal controls over financial reporting.

•

In September 2014, we hired a VP of Finance and a Controller, both with previous public company experience maintaining an effective control environment including preparing timely and accurate financial information.

•	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

•	We continue to evaluate our accounting systems to determine appropriate enhancements for the combined entity.

•	We intend to strengthen information technology procedures and controls for the predecessor entity.

•

We implemented a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries.

•

We implemented a Code of Business Conduct and Ethics designed to provide guidance in addressing potentially troublesome situations involving the Company; to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and; promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or furnish to, the Securities and Exchange and in other public communications made by the Company.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 1A – Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2013, as filed with the SEC on April 24, 2014 and September 10, 2014, respectively, and Form 8-K as filed with the SEC on October 6, 2014 that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of November 13, 2014, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2014, the Company commenced a private placement of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry. Through the period ended November 11, 2014, the Company has sold 24,805,563 shares of common stock in the Private Placement in exchange for $1,255,275.

The information required by this Item was previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on May 9, 2014, as amended on Form 8-K/A filed with the SEC on May 15, 2014, and the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2014.

Item 6 – Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: November 14, 2014	By:	/s/ James York
James York
President and Chief Executive Officer

	By:	/s/ Chuck Talley
Chuck Talley
Chief Financial Officer

