Form 10-K
period 2014-12-31
Titanium Healthcare, Inc.
filed 2015-03-30
CIK 1474266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☒ Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $518,012 based upon 10,360,240 shares held by non-affiliates and a closing market price of $0.05 per share on June 30, 2014.

As of March 27, 2015, there were 165,337,845 shares of Common Stock issued and outstanding.

Titanium Healthcare, Inc.

Form 10-K for the year ended December 31, 2014

Caution Regarding Forward-Looking Information

This Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Any and all statements that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing on acceptable terms, limitations on our ability to begin revenue-generating operations and implement our business plan, dependence on third-party payors, the effects of changing economic conditions, the loss of members of our management team or other key personnel, changes in governmental laws and regulations and related compliance costs, and costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Form 10-K appear in the section captioned “Risk Factors”.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Form 10-K to reflect any new information or future events or circumstances or otherwise.

PART I

Item 1 – Business

With respect to discussion in this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “Titanium”, “Titanium Healthcare” and the “Company” refer to Titanium Healthcare, Inc.

Overview

Our business plan is to become a premier healthcare ancillaries and life sciences company. The immediate focus of our plan is on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, we intend to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

We believe that each of our proposed business verticals play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. The compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allowing physicians more decision making tools in prescribing the proper medicines and dosages to their patients.

On September 30, 2014, we acquired our first pharmacy, Preferred Rx, LLC (“Preferred Rx”), located in Arlington, Texas, which was the first acquisition we executed pursuant to our business plan. We anticipate our owned and operated pharmacies will only fill individual patient prescriptions. Any pharmacy we acquire will likely not operate as it did prior to its acquisition by us. Rather, we will fill prescriptions through pharmacies primarily for non-sterile compounded medications. We plan to acquire, develop, and operate pharmacies and laboratories in various states across the United States, including, but not limited to Arizona, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia.

We will continue to look for ways to expand our “prevention platform” by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits (began in March 2015). Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

History

We were organized on September 9, 2009, as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation (“Senior Management Services”), mandated by the plan of reorganization for Senior Management Services as confirmed by the U. S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. The emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, our company, post-bankruptcy, had no significant assets, liabilities or operating activities. As a result, we were considered a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of our common stock.

On September 30, 2014, we closed a transaction, pursuant to which we acquired 100% of the equity securities of Preferred Rx, LLC (“Preferred Rx”) in exchange for cash and contingent consideration. The equity purchase was accounted for as a business combination, wherein we are considered the acquirer for accounting and financial reporting purposes. Upon consummation of the share purchase, Preferred Rx became our 100% wholly-owned subsidiary. Preferred Rx is deemed our predecessor for accounting purposes and may be referred to herein as the “Predecessor Company”.

As a result of this acquisition, we became an active business operating through our subsidiary, the Predecessor Company. We do not consider our operations to be seasonal to any material degree. The Predecessor Company has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We expanded the capabilities of the pharmacy to include filling compounded prescriptions, delivery and retail services.

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to “TIHC”. We have discontinued using the name SMSA Gainesville Acquisition Corp.

Other Developments

Private Placement

On March 10, 2014, we commenced a private placement of shares of common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry (the “Private Placement”).

As of December 31, 2014 we sold an aggregate of 25,580,778 shares of common stock in exchange for a combined total of $1,309,018 in the ongoing Private Placement. As of December 31, 2014, the additional shares sold in the Private Placement represented approximately 16.0% of our issued and outstanding shares of common stock.

Through March 27, 2015 we have sold an aggregate of 31,402,738 shares of common stock for a combined total of $1,891,214 in the ongoing Private Placement. As of March 27, 2015, the additional shares sold in the Private Placement represent 19.0% of our issued and outstanding shares of common stock.

Forward Stock-Split

On June 27, 2014, our Board of Directors declared a stock dividend on our issued and outstanding shares of common stock to effect a 13.3935-to-1 forward stock split (the “Stock Split”). These shares were distributed on July 7, 2014 (the “Distribution Date”) to shareholders of record as of the close of business on June 23, 2014. In connection therewith, on July 10, 2014, we issued an additional 131,360,950 shares of common stock, thereby increasing our issued and outstanding shares of common stock to 141,960,131 post-split shares. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in this filing.

Change in Officers

On June 19, 2014, Chuck Talley was appointed as our Chief Financial Officer (“CFO”), Secretary, and Treasurer.

On July 9, 2014, James York was appointed to our Board of Directors and as our President and Chief Executive Officer (“CEO”).

On March 2, 2015, Kamran Nezami was appointed as Chief Business Development Officer (“CBDO”) and Chris Mashburn was appointed as our Chief Operating Officer (“COO”).

Engaged New Independent Registered Public Accounting Firm

On June, 19, 2014, our Board of Directors engaged BDO USA, LLP (“BDO”) as our independent registered public accounting firm for the fiscal year ended December 31, 2014.

Sale of Certain Assets to Care Services

On October 10, 2014, we sold certain non-strategic assets associated with Preferred Rx’s on-call business to Care Services, LLC (“Care Services”) for cash consideration. Preferred Rx and Care Services also entered into a Services Agreement whereby Preferred Rx will provide certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses incurred by Preferred Rx.

Administrative Agreement with Pharmacogenomics Lab

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics.

Information about these recent events is incorporated by reference to the notes to the consolidated financial statements in Item 8 of this Annual Report.

Business Lines

Our primary business lines, and reportable segments, consist of pharmacy (compounding), on-call and pharmacogenomics. For 2014 and 2013, revenue for our each of our business lines were as follows:

	Successor Company		Predecessor Company
	Year ended December 31,		Nine months ended September 30,	Year ended December 31,
Business Line	2014	2013	2014	2013
On-call	$55,668	$-	$2,431,720	$2,587,233
Pharmacy	148,320	-	-	-
Pharmacogenomics	200,026	-	-	-
Total	$404,014	$-	$2,431,720	$2,587,233

On-call

Our on-call services consist of the coordination of delivery of prescriptions to medical facilities when the facilities’ normal pharmacy is unavailable, such as nights, weekends and holidays. We also provide on-call and call center solutions, including remote order entry and verification services. Major customer contracts were sold to Care Services on October 10, 2014. Revenue for contracts outside of those sold to Care Services were immaterial in the fourth quarter of 2014.

Pharmacy

Our pharmacy services consist of fulfilling legal prescriptions for compounded medications that are mixed together upon receipt of such prescription for an individual patient to treat a condition diagnosed by the prescriber. Compounding operations began on September 30, 2014, upon the consummation of the acquisition of Preferred Rx.

Pharmacogenomics

Our pharmacogenomics services consist of providing marketing, education, specimen transport, processing, and molecular and other laboratory testing services for physician practices and clinics for administrative service fees. Operations began on December 1, 2014, upon consummation of the Administrative Services Agreement with a pharmacogenomics lab.

Competition

The compounding pharmacy business is highly competitive. There are numerous compounding pharmacies in the United States against which we compete. Some of these are individual pharmacies owned by one or two individuals, others are larger privately-held companies (such as Bellevue Pharmacy) or owned by public companies such as Caremark (owned by CVS) and Walgreens. Some of these competitors have greater financial, marketing, and technological resources. In addition, other companies may enter into the business and become increasingly competitive as there are no meaningful barriers to entry. We believe the primary competitive factors in the industry include the ability to contract with managed care companies to ensure our pharmacies are an option to patients in need of compounded medications, the ability to negotiate discounts on compound ingredients with drug manufacturers, the ability to navigate the complexities of governmental reimbursed business and other healthcare regulations, the ability to manage cost and quality of compounded drugs, the ability to obtain one or more pharmacy licenses, the ability to retain qualified pharmacy staff, and the level of service we provide.

Regulatory Considerations

Our pharmacy operations require licensing, permits, and accreditation from various federal and state agencies as a condition to operate including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of additional pharmacy operations with the appropriate licenses, permits and accreditations. Our growth, development and operations could be adversely affected if we are unable to obtain the necessary approvals, if changes in standards applicable to such approvals occur, or if obtaining required approvals result in significant delays and expenses. There is no assurance that we will be successful in obtaining such licenses and permits. Preferred Rx holds pharmacy licenses in 41 states.

In addition to required licenses and permits, our pharmacy operations are subject to a number of other federal and state statutes and regulations. The Drug Quality and Security Act was signed into law in 2013 and it addresses issues related to federal oversight of compounding pharmacies (which is voluntary and allows for registration as a regulated “outsourcing facility”) and the establishment of a national track-and-trace system, which is subject to future FDA rulemaking.

Anti-Kickback Laws

Subject to certain statutory and regulatory exceptions (including exceptions relating to certain managed care, discount, bona fide employment arrangements, group purchasing and personal services arrangements), the Federal Anti-Kickback Statute prohibits the knowing and willful offer or payment of any remuneration to induce the referral of an individual or the purchase, lease or order (or the arranging for or recommending of the purchase, lease or order) of healthcare items or services paid for in whole or in part by Medicare, Medicaid, or other government-funded healthcare programs. Violation of the Federal Anti-Kickback Statute could subject us to criminal and civil penalties including suspension or exclusion from Medicare and Medicaid programs and other government-funded healthcare programs. A number of states also have enacted anti-kickback laws that sometimes apply not only to state-sponsored healthcare programs but also to items or services that are paid for by private insurance and self-pay patients. State anti-kickback laws can vary considerably in their applicability and scope and sometimes have fewer statutory and regulatory exceptions than the federal law.

The Federal Anti-Kickback Statute has been interpreted broadly by courts, the Office of the Inspector General and other administrative bodies. Because of the broad scope of those statutes, federal regulations establish certain safe harbors from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests held by a person or entity, certain properly disclosed payments made by vendors to group purchasing organizations, payments made for leases of space and equipment and payments for personal services as well as for other transactions or relationships. Nonetheless, a practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases.

Governmental entities have also investigated pharmacies and their dealings with pharmaceutical manufacturers concerning, among other things, retail distribution, sales and marketing practices, and product conversion or product switching programs. Governmental entities have also investigated pharmacies with respect to their relationships with physicians and other referral sources. There can be no assurance that we will not receive subpoenas or be requested to produce documents in pending investigations or litigation from time to time. In addition, we may become the target or subject of one or more such investigations or named parties in corresponding actions.

We believe we are in compliance with the legal requirements imposed by the anti-kickback laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material adverse effect on us.

The Stark Laws

The federal self-referral law (42 U.S.C. § 1395nn.), commonly known as the "Stark Law", prohibits physicians from referring Medicare patients for "designated health services" (which include, among other things, outpatient prescription drugs, durable medical equipment and supplies and home health services) to an entity with which the physician, or an immediate family member of the physician, has a direct or indirect financial relationship, unless the financial relationship is structured to meet an applicable exception. Possible penalties for violation of the Stark Law include denial of payment, refund of amounts collected in violation of the statute, civil monetary penalties and program exclusion. Under the Stark Law, immediate family is broadly defined to include various non-household members. Our management carefully considers the Stark Law and its accompanying regulations in structuring our financial relationships with physicians and our intention is to structure our operations to be in compliance with all applicable requirements.

State Self-Referral Laws

We are subject to state statutes and regulations that prohibit payments for the referral of patients and referrals by physicians to healthcare providers with whom the physicians have a financial relationship. Some state statutes and regulations apply to services reimbursed by governmental as well as private payors. Violation of these laws may result in prohibition of payment for services rendered, loss of pharmacy or health provider licenses, fines and criminal penalties. The laws and exceptions or safe harbors may vary from the federal Stark Law and vary significantly from state to state. Certain of these state statutes mirror the federal Stark Law while others may be more restrictive. The laws are often vague, and in many cases, have not been widely interpreted by courts or regulatory agencies; however, our intention is to structure our operations to be in compliance with such laws in the states we intend to operate.

Statutes Prohibiting False Claims and Fraudulent Billing Activities

A range of federal civil and criminal laws target false claims and fraudulent billing activities. One of the most significant is the federal False Claims Act, which imposes civil penalties for knowingly making or causing to be made false claims in order to secure a reimbursement from government-sponsored programs, such as Medicare and Medicaid. Investigations or actions commenced under the False Claims Act may be brought either by the government or by private individuals on behalf of the government, through a "whistleblower" or "qui tam" action. The False Claims Act authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. If the government intervenes in the lawsuit and prevails, the whistleblower (or plaintiff filing the initial complaint) may share with the federal government in any settlement or judgment. If the government does not intervene in the lawsuit, the whistleblower plaintiff may pursue the action independently. The False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the False Claims Act. Significantly, the Health Reform Law amended the False Claims Act to require that an overpayment must be reported and returned to the government within 60 days after an overpayment is identified. The failure to comply with this requirement now constitutes a violation of the federal False Claims Act. Some states also have enacted statutes similar to the False Claims Act which may include criminal penalties, substantial fines, and treble damages.

Confidentiality, Privacy and HIPAA

Most of our activities involve the receipt, use, and disclosure of confidential medical, pharmacy, or other health-related information concerning individual patients or members, including the disclosure of the confidential information to the individual's health benefit plan. In 1996, the U.S. Congress passed the Administrative Simplification provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) to give people greater control over the privacy of their medical information, to help them transfer health insurance between employers, and to lower the costs involved in transmitting this information. In 2009, the Health Information for Economic and Clinical Health Act (as amended by the Omnibus rules, “HITECH”), which was enacted as a part of the economic stimulus legislation, modified certain provisions of HIPAA to strengthen its privacy and security provisions.

The federal privacy regulations under HIPAA (the “Privacy Regulations”) are designed to protect the medical information of a healthcare patient or health plan enrollee that could be used to identify the individual. We refer to this information as protected health information (“PHI”). Among numerous other requirements, the Privacy Regulations, as amended by HITECH: (i) limit certain uses and disclosures of PHI; (ii) limit most disclosures of PHI to the minimum necessary for the intended purpose; (iii) require patient authorization for certain uses and disclosures of PHI; (iv) guarantee patients the right to access their medical records and to know who else has accessed them; and (v) establish requirements for breach notification.

The Privacy Regulations apply to "covered entities," which include most healthcare providers and health plans. Under HITECH, some of the Privacy Regulations also apply to “business associates,” which are persons or entities that perform or assist in the performance of certain services or activities for or on behalf of a covered entity, if the performance of the services or activities involves the use or disclosure of a patient’s PHI. HIPAA requires that a covered entity and its business associates enter into written contracts whereby the business associate agrees to certain restrictions regarding its use and disclosure of PHI. We are also subject to the federal security regulations under HIPAA (the “Security Regulations”). The Security Regulations as amended by HITECH impose substantial requirements on covered entities and their business associates regarding the storage, utilization of, access to and transmission of electronic PHI.

The requirements imposed by the Privacy Regulations and the Security Regulations are extensive and require substantial cost and effort to assess and implement. We intend to take all steps we believe are reasonably necessary to ensure our policies and procedures are in compliance with the Privacy Regulations and the Security Regulations.

In addition, most states have enacted privacy and security laws that protect identifiable patient information which is not health related. Which state's laws are implicated is generally based on the state of the patient's residence. In response to concerns about identity theft, many states adopted so-called “security breach” notification laws that impose an obligation to notify persons when their personal information (e.g., social security numbers and financial information) has or may have been accessed by an unauthorized person. Many of these laws apply to our business and will affect our burden and costs of privacy and security related regulatory compliance.

Intellectual Property and Research and Development

Our operations do not currently depend on any significant intellectual property and we do not engage in any significant research and development.

Employees

As of March 27, 2015, we had 64 full time employees, of which 47 are associated with the Preferred Rx on-call business we acquired.

Additional Information

Our website address is www.titaniumhealthcare.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4, and 5 filed by our officers, directors, and stockholders holding 10% or more of our common stock, and all amendments to those reports are available free of charge at the SEC’s website at www.sec.gov. You also may read and copy any reports, proxy statements, or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Please call the SEC at 1-800-SEC-0330 for further information about the operation and location of the Public Reference Room.

Item 1A – Risk Factors

In evaluating our business you should carefully consider the risk factors discussed below in addition to the other information in this Annual Report. Any of these factors could materially and adversely affect our business, results of operations, and financial condition. It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.

Investment in shares of our Common Stock involves significant risks including, but not necessarily limited to, the risk factors described below. Prospective investors should consider carefully these risk factors, together with the other information set forth in this Annual Report prior to any investment in our common stock. There can be no assurance that our financial condition will not be adversely affected in the future by one or more of such risk factors or that our income and/or utilization of our products and services will not decrease.

RISKS RELATED TO OUR SECURITIES

The revenue that we have generated has not been sufficient to fund our operating requirements and debt servicing needs.

Notably, we have suffered recurring losses since inception. As of December 31, 2014, we had an accumulated deficit of approximately $2,761,686 compared to $482,649 at December 31, 2013. We have also had negative cash flows from operations from inception through the year ended December 31, 2014. Our primary sources of liquidity have been equity and asset sales. This raises substantial doubt about our ability to continue as a going concern. Our plans regarding these matters are also described in Note 2 of the consolidated financial statements in Item 8 of this Annual Report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is contingent upon, among other factors, our ability to raise funds through our private placement or obtain sufficient financing to support our operations. If we are not able to obtain sufficient funds through our private placement or financing to support our operations, we may be forced to limit or cease our operations.

A stockholder’s entire investment may be lost if we are unable to develop pharmacies or comply with state pharmacy board requirements.

We intend to acquire additional pharmacies and develop our pharmacy operations. There can be no assurance we will obtain the necessary licenses and/or certifications to operate such pharmacies. If we are unsuccessful in obtaining licensure and/or certification or are unable to develop additional pharmacies for any reason, then our stockholders could lose their entire investment. In addition, while we intend to operate in accordance with the rules promulgated by state pharmacy boards, any adverse action taken against us by state pharmacy boards may adversely impact our operations.

The issuance of additional shares of common stock will result in dilution to our existing stockholders.

In the event we issue additional shares of common stock, the ownership interest of existing stockholders will be diluted proportionately, which will have the effect of reducing the voting power and equity interests of existing stockholders.

There is and will be a limited market for our common stock.

There is a limited market for our common stock, and it is not anticipated that any broader market will develop in the short term. Investors may be required to hold their interests for an indefinite period of time. Even if our operations are successful, our common stock will likely be illiquid for the foreseeable future.

Because of the limited market for our common stock, our stock may be subject to significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. As a consequence of the lack of liquidity in our shares, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The market price for our common stock may be particularly volatile given our status as a smaller reporting company with a relatively small and thinly traded “float.”

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

If our common stock begins more active trading, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery of a disclosure schedule explaining the penny stock market and the associated risks prior to any transaction involving a penny stock. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

We may be unable to list our common stock on any national securities exchange.

Although we may apply to list our common stock on a national securities exchange such as NASDAQ or the New York Stock Exchange in the future, we cannot assure you we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on a national securities exchange or any other trading venue. Alternatively, we may also seek to have our stock quoted on the OTC Bulletin Board or another over-the-counter quotation system. Under these alternatives, however, an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the SEC impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, if our common stock begins trading, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock and possibly make it more difficult for us to raise additional capital.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate significantly in response to various factors, many of which are beyond our control, including the following:

•	changes in the pharmacy and pharmaceutical industry and markets;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	new competitors in our market;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any material strategic relationships;
•	industry or regulatory developments; or
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our historical financial results may not be indicative of future results as a result of the acquisition of Preferred Rx.

Prior to our acquisition of Preferred Rx, we were a shell company with no business operations. Our intent is to focus Preferred Rx on the compounding pharmacy business and integrate Preferred Rx’s business into our operations. In addition, we have only recently begun operations providing pharmacogenomics services and have significantly altered the on-call services previously offered through Preferred Rx. Our historical financial results and those of Preferred Rx may provide only a limited basis for you to assess our business and these historical financial results may not be indicative of future financial results.

We will need additional capital to pursue future strategic plans, and the sale of additional shares or other equity securities would result in additional dilution to our stockholders.

We cannot be certain that our existing sources of cash will be adequate to meet our liquidity requirements. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain an additional credit facility. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that could restrict our operations. If we are unable to secure sufficient sources of liquidity, we may be unable to continue our operations.

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2014 includes a statement describing our going concern status. This means substantial doubt about our ability to continue as a going concern existed as of the date of such report. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This qualification to our financial statements may make it difficult for us to raise debt or equity financing necessary to conduct our operations, and if we are unable to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.

We do not anticipate paying any dividends.

We presently do not anticipate we will pay any dividends on our common stock in the foreseeable future. The payment of dividends, if any, would be contingent on our revenues, earnings, capital requirements, and general financial condition. We will pay dividends on our common stock only if and when declared by our board of directors. The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada law. We intend to retain earnings to the greatest extent possible until we achieve the asset levels which will allow us to meet state and federal exemptions related to physician shareholders.

Risks Related to our Business

We have limited experience operating compounding pharmacies and we may be unable to implement our business plan successfully or generate sufficient revenue to operate our business.

Prior to the consummation of the acquisition of Preferred Rx, we were a “shell” company with no or nominal operations. After the acquisition, our initial operations have been and will continue to be conducted through our wholly-owned subsidiary, Preferred Rx. However, aside from the experience of certain of our officers and certain employees of Preferred Rx, we have no experience operating pharmacies or commercializing pharmaceutical formulations through ownership of or licensing arrangements with compounding pharmacies. In addition, we have recently expanded into providing pharmacogenomics services. To the extent we pursue additional acquisitions, we will need to expand our operations and personnel in the pharmacy operations and pharmacogenomics areas, which we may be unable to do successfully. In addition to the other risks we identify elsewhere in these Risk Factors, we may experience unanticipated difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience in these areas. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

There can be no assurance of licensure.

Our pharmacy operations require licensing, permits, and accreditation from various federal and state agencies as a condition to operate including, but not limited to, licensure by state pharmacy boards. The process includes certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits or accreditations. Our development and operations could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance that we will be successful in obtaining or maintaining required licenses and permits.

There can be no assurance of payment.

Our success will depend in part upon private and third-party sources of payment for the services we provide. The amount of payment that we receive for services may be adversely affected by market and cost factors as well as other factors over which we have no control and the cost containment and utilization decisions of third parties. Our revenue will be the result of the number and type of services and products we provide. In addition, our success will depend upon our ability to maintain contractual relationships with payors and to perform our operations in an efficient manner sufficient to realize operating profits. There can be no assurance that we will be able to do so.

We may incur losses and negative cash flow.

We may incur negative cash flow and there can be no assurance that we will eventually operate profitably.

The availability of additional working capital is uncertain.

We believe the proceeds from ongoing equity investments and recently started operations will allow us to execute our business plan and to satisfy short-term expected cash requirements. However, our continued operations are dependent on the availability of revenues for continued growth and earnings retention. In the event there is insufficient cash flow from operations, we may be required to obtain additional equity or debt financing. There can be no assurance that such financing will be available, or, if available, the financing will be on satisfactory terms. If financing is needed, but is not available, we may not be able to operate successfully and any investment made may be lost.

Reductions or changes in reimbursement from private payors could adversely affect our operating results.

Our operating results may be adversely affected by actions of third-party payors and reimbursement factors over which we have no control. Cost containment efforts by such payors may impact us. We cannot assure investors that payments by third-party payors will remain at levels comparable to present levels.

We are dependent on contracts with third-party payors.

Our performance may be dependent upon our ability to negotiate or maintain profitable contracts with third party payors. There is no guarantee that we will be able to successfully negotiate or maintain those contracts, and we may experience difficulty establishing and maintaining relationships with third-party payors. Our inability to negotiate and maintain agreements on favorable terms with third-party payors could reduce our revenues and adversely affect our business.

We will depend on relationships with physicians.

Our success will depend partially on the efforts and success of physicians who write prescriptions for products offered by our pharmacies. There can be no assurance that physicians will write prescriptions for products offered by our pharmacies or that patients will choose to fill their prescriptions at our pharmacies. Insufficient business is likely to make it impossible for us to maintain our pharmacy operations and achieve our financial objectives.

Our success will depend on our ability to obtain pharmaceutical ingredients from our vendors.

Our success will depend upon the efforts and success of our ability to obtain the necessary pharmaceutical ingredients from our vendors. There can be no assurance that we will be able to obtain or maintain contracts with such vendors, which could reduce our revenues and adversely affect our business.

Our profitability may be affected by the highly competitive healthcare industry.

The health care industry in general, and the market for pharmacy services in particular, is highly competitive and we expect to encounter competition from other pharmacies. Regulatory and other changes affecting the health care industry expose us and other industry participants to the risk that they will lose competitive advantages. Many of our existing and potential competitors may have greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully against those competitors.

Professional liability insurance premiums or claims may adversely affect us.

Professional liability insurance coverage could be a large external cost. Should we experience adverse risk management claims or should the market for professional liability insurance coverage dictate a large increase in rates, all or substantially all of our profits may be eliminated.

Our liability insurance may not be sufficient to cover all potential liability.

Although we will attempt to obtain and maintain general and professional liability insurance, we may not be able to obtain coverage in amounts sufficient to cover all potential liability or at rates which are commercially acceptable. Since most insurance policies contain various exclusions, we may not be insured against all possible occurrences.

We could become involved in litigation.

Litigation could potentially be brought against us by various individuals or entities including, but not limited to federal, state, or local governments, potential competitors, or investors. A lawsuit could delay the commencement of or suspend our operations or the operations of a pharmacy indefinitely, regardless of the merits of the lawsuit. If such a lawsuit were successful, we could be permanently prevented from conducting operations.

We may be affected by operating risks beyond our control.

The costs of operating pharmacies or laboratories may be affected by factors beyond our control including environmental problems, fire, strikes, energy shortages, inflation, adverse weather conditions (including tornadoes, hurricanes, hail, flooding, and other risks), and other unknown contingencies. Income derived from the pharmacies may be adversely affected by various changing local factors such as an increase in local unemployment, a change in the characteristics of the area, governmental regulations, various uninsurable risks and unforeseen changes in the industry. There can be no assurance that we will generate sufficient operating revenues to make rental payments under a lease agreement. Accordingly, in the event of a default in the payment of rentals, or any other default under a lease agreement, the lease agreement may be terminated and we would have no further right to occupy and operate the pharmacy being operated on such leased space. In addition, we will have normal business risks including disruptions from malfeasance or embezzlement by our employees or contractors, malfeasance or embezzlements at our contracted entities, if any, such as billing services and collection agencies, or lawsuits brought by third parties against us and/or any agent, employee, contractor, or person acting on our behalf. We also have general liability risks in that any of those types of disruptions could cause material change in our ability to operate profitably.

We will be subject to leasehold risks.

We will be subject to all of the risks inherent in being a tenant under a lease of real property, including risks of additional costs, delays, and possible complete loss of investment due to matters such as compliance with governmental laws and regulations, new or increased fees or charges imposed on leasehold improvements or ownership, toxic waste clean-up requirements, termination of the leasehold interest following a casualty or condemnation, new or increased real estate taxes, restrictive governmental rules or actions, and outside forces, such as flood or hurricanes, which may result in irreparable damage or insured losses and termination of the lease with respect to a pharmacy. The occurrence of any such events could have a material adverse effect on our operations.

We may be unable to adequately address technological advances.

Scientific and technological advances, new procedures, drugs, and preventative medicines may reduce utilization of our products and our future revenues. The development of certain pharmaceuticals may continue to be a significant factor in the utilization of pharmacies. Our ability to offer such services and products may be subject to the availability of pharmaceuticals or the ability to finance such operations.

Treatment as an affiliated service group for employee benefit plan purposes could have an adverse effect on our investors.

The IRS might assert that some or all of our significant stockholders constitute an “affiliated service group” for purposes of Section 414(m) of the Code. Under Section 414(m), all employees of the various entities in the affiliated service group will be treated as though they were employed by a single employer for purposes of the participation, anti-discrimination, vesting and benefit provisions of the law applicable to tax-qualified retirement plans. In such event, in order to remain tax-qualified, the employee benefit plans of such individual investor would have to satisfy certain tests. This determination would be made on the basis of the entire employee census of all employees of the affiliated service group, rather than on the basis of the employee census of the employees of such individual investors. Failure to satisfy such tests might result in the disqualification of some or all of the individual employee benefit plans of investors. There can be no assurance that the IRS will not assert that Section 414(m) is applicable to us. Accordingly, it is recommended that prospective investors consult with their personal attorneys, tax advisors, or pension advisors regarding this issue.

Environmental laws and regulations may have an adverse effect on us.

We may be susceptible to the practical, financial, and legal risks associated with the obligations imposed by applicable environmental laws and regulations. Such risks may (i) result in damage to individuals, property, or the environment; (ii) interrupt operations and/or increase their cost; (iii) result in legal liability, damages, injunctions, or fines; (iv) result in investigations, administrative proceedings, civil litigation, criminal prosecution, penalties, or other governmental agency actions; and (v) not be covered by insurance. There can be no assurance that we will not encounter such risks in the future, and such risks may result in material adverse consequences to our operations or financial condition.

The impact of health care reform on our business is uncertain.

Political, economic, and regulatory influences are subjecting physicians and other providers in the health care industry in the United States to fundamental changes. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, pay for performance systems, and other fundamental changes to the health care delivery system. Private sector providers and payors have embraced certain elements of reform, resulting in increased consolidation of health care providers and payors as those providers and payors seek to form alliances in order to provide cost-effective, quality care. Legislative debate is expected to continue in the future, and we cannot predict what impact the adoption of any federal or state health care reform measures or future private sector reform may have on our business.

Our founder has control over key decision making as a result of his indirect control of a majority of our voting stock.

Kamran Nezami, our founder, Chairman of our board of directors and Chief Business Development Officer, is the sole manager of Titan Management Partners, LLC, which in turn is the sole manager of Titan Partners, LLC. Titan Partners, LLC is our majority stockholder. As a result of these positions, Mr. Nezami is able to, through his control of the Titan entities, exercise voting rights with respect to a majority of the voting power of our outstanding common stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also potentially discourage investors from acquiring significant amounts of our common stock due to the majority voting power held by Titan Partners, LLC and, indirectly, Mr. Nezami. As a board member and officer, Mr. Nezami owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Titan Partners, LLC and, indirectly, Mr. Nezami, is entitled to vote shares held by Titan Partners in its own interests, which may not always be in the interests of our stockholders generally. As of March 27, 2015, Mr. Nezami’s voting power of our outstanding common stock was 55.7 percent.

We depend on a limited number of key personnel. The loss of any one of these individuals could disrupt our business.

Execution of operating plans is highly dependent on the personal efforts and abilities of our senior executives, including our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and our Chief Business Development Officer. We do not currently have employment agreements or similar contracts with, or maintain key-person insurance on the lives of, any of these senior executives, except for an employment agreement with our Chief Business Development Officer, and the loss of any one of them could significantly disrupt our business and our ability to implement our business plan.

The failure to retain key management personnel could impact us adversely.

Our success will depend in large part on our ability to attract and retain qualified managerial personnel. The inability to attract, retain, and motivate sufficient numbers of qualified management personnel could have a material adverse effect on our operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to identify attractive acquisition opportunities or successfully acquire identified targets. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. This strategy may require external financing, which we may not be able to secure on favorable conditions.

In addition, we may not be successful in integrating Preferred Rx or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating Preferred Rx or future acquisitions, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital.

We may participate in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we may consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies or businesses.

As part of an effort to enter into any significant transaction, we must conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction and incur sometimes significant expenses. Despite our efforts, we may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the expected benefits of any such transaction. If we fail to realize the expected benefits from any transaction we may complete, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected. In addition, we may encounter difficulties and additional unexpected costs in combining the operations and personnel of any acquired businesses with our operations and personnel or if we are unable to retain key employees of any acquired businesses.

If we fail to comply with applicable laws and government regulations, we could suffer sanctions and loss of reimbursement, and be required to dissolve or make significant changes to our operations.

There is no guarantee that significant new laws and regulations or interpretation of existing laws and regulations will not materially affect our ability to manage our operations profitably. Such material changes might result in short-term or long-term disruptions of the structure, additional capital investments, expensive fees, or our permanent inability to generate income over expenses.

Federal Statutes and Regulations. Various federal laws impose penalties, including fines, civil monetary penalties, imprisonment, and termination of Medicare and/or Medicaid participation upon health care providers who receive any form of compensation or other inducement for referring a patient to a provider of health related services, like us. We do not intend to provide services or products to beneficiaries of federally-funded programs nor does the Company intend to submit claims for any such services. As a result, the Stark Law and the Federal Anti-Kickback Statute should not be applicable. In general, the Stark Law prohibits a physician who has a “financial relationship” with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including outpatient prescription drugs. Once a proscribed referral is made, the entity cannot submit a claim for payment for the services to the Medicare or Medicaid program or bill the patient or any other party for the services, unless an appropriate exception applies to protect the arrangement. In general, the Federal Anti-Kickback Statute prohibits anyone from knowingly and willingly offering, paying, soliciting, or receiving any remuneration in return for referring an individual to another person or entity for the furnishing, or the arranging for the furnishing of any item or service that may be paid in whole or in part by the Medicare, Medicaid, or a federal health care program. The Federal Anti-Kickback Statute creates liabilities for parties on both sides of an impermissible “kickback” transaction. Under the statute, remuneration can implicate the statute whether it is made in cash or in kind, directly or indirectly, overtly or covertly. The Federal Anti-Kickback Statute has been broadly interpreted to cover any transaction where “one purpose” of the remuneration is to induce referrals subject to the statute. The Federal Anti-Kickback Statute contains numerous exceptions, including certain “safe harbor” provisions, which set forth the requirements for arrangements that are deemed to not violate the statute. If we decided to provide services to federally-funded patients, we would do so only if we obtained a favorable legal opinion or advisory opinion that such services were in compliance with applicable federal laws and regulations. Since the Federal Anti-Kickback Statute applies to remuneration whether it is provided directly or indirectly, certain relationships among the parties could potentially be subject to challenge. Each investor should consult with legal counsel regarding the legality of this arrangement.

State Statutes and Regulations. Many states have specific statutes and regulations governing a physician’s ability to invest in another health care provider and/or a physician’s ability to refer patients to an entity in which the physician has a financial interest. In addition, many states require a physician to disclose to the individual that the physician has a financial interest in the health care entity and to inform the individual that the individual may choose to be referred to another health care entity. Some states require that such disclosure be made in writing, and some states also require that the physician retain a copy of the notice.

Laws Governing the Use, Disclosure, Maintenance or Transmission and Privacy of Health Information. HIPAA and the HITECH, require compliance with standards for the exchange of use, disclosure, maintenance and transmission of health information with third parties, such as payors, business associates, and patients. These standards address common health care transactions (such as claims information, plan eligibility, payment information and the use of electronic signatures); unique identifiers for providers, employers, health plans, and individuals; security; privacy; and enforcement. The United States Department of Health and Human Services (“HHS”) has published final regulations for health care transactions (which became effective October 16, 2002), the privacy of individually identifiable health information (which became effective April 14, 2003), the security of health information (which became effective April 21, 2005), the HIPAA Privacy, Security, Enforcement & Breach Notification Final Omnibus Rule (which became effective March 26, 2012). HITECH broadened the scope of the HIPAA privacy and security regulations. HITECH extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Compliance with HIPAA and HITECH require us to meet significant and costly standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The American Recovery and Reinvestment Act (“ARRA”) has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For example, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates. HHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. HITECH and the final Omnibus rule implements many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

We have identified material weaknesses in our and the Predecessor Company’s internal controls over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

Our management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014. Our disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and CEO and our CFO, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”).” As described below, as of December 31, 2014, previous management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

It was also determined that there were material weaknesses and significant deficiencies in Preferred Rx’s internal control over financial reporting as of December 31, 2013 and as of September 30, 2014. Preferred Rx was a private entity with limited accounting personnel and other supervisory resources to execute accounting processes and address internal controls over financial reporting. In particular, in connection with the preparation and audit of Preferred Rx’s financial statements for the year ended December 31, 2013 and for the nine month period ended September 30, 2014, Preferred Rx’s management and its independent registered public auditors identified material weaknesses relating to the failure to record certain entries and adjustments during the year and quarter end close processes, and to have appropriate procedures and controls in place around Preferred Rx’s information technology process. The material weaknesses resulted in several adjustments to the financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of December 31, 2014.

The existence of material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs may be incurred and significant resources required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

●

In September 2014, we hired a VP of Finance and a Controller, both with previous public company experience maintaining an effective control environment including preparing timely and accurate financial information. Since their start, we have completed and implemented the following:

-

Thorough scoping and mapping analysis to ensure all significant financial statement accounts were mapped to company key controls, updated the components of the COSO Framework, and financial statement assertions.

	-	An Enterprise Risk Assessment and Fraud Risk Assessment with all members of management to ensure all identified financial statement risks were appropriately covered by company key controls.
	-	Engaged tax experts to assist in the completion of quarterly and annual tax provisions.
	-	Delegation of authority, defining responsibilities and levels of approval needed based on qualitative and quantitative risks of transactions.
	-	Access controls surrounding cash accounts and transactions.
	-	Whistleblower hotline to allow individuals to anonymously report any incidents of suspected fraud or possible unethical behavior.

●	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

●	We continue to evaluate our accounting systems to determine appropriate enhancements for the combined entity.

●	We intend to strengthen information technology procedures and controls for the predecessor entity.

●

We implemented a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries.

●

We implemented a Code of Business Conduct and Ethics designed to provide guidance in addressing potentially troublesome situations involving our business; promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; and promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or furnish to, the SEC and in other public communications we make.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

We do not own any real property. As of December 31, 2014, we leased 17,465 and 5,004 square feet of office and pharmaceutical space, respectively. The following table summarizes our properties:

Facility Location	Use
Plano, Texas	Office
Arlington, Texas	Pharmacy
Dallas, Texas	Office

Our leases are exclusive and are not subject to any material encumbrances.

Item 3 – Legal Proceedings

We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

Item 4 – Mine Safety Disclosures

Not applicable.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Trading and Eligibility for Future Sale

There is no established public trading market for our securities and there has been no material trading in our common stock over the past two fiscal years. We intend to seek to make our shares of common stock eligible for quotation on the OTC Bulletin Board or another exchange in the future. No assurance can be given that an active market for our shares will develop.

Penny Stock

Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We are subject to the SEC’s penny stock rules.

Since our common stock will be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker- dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares of common stock.

Holders

As of March 27, 2015, there were a total of 165,337,845 shares of our common stock held by approximately 689 stockholders of record.

Capital Stock

Our authorized capital stock consists of 250,000,000 shares of common stock and 10,000,000 shares of preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. Subject to the rights of the holders of the preferred stock, if any, our common stockholders are entitled to dividends when, as and if declared by our Board of Directors from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Pursuant to our Articles of Incorporation, our Board of Directors has the authority, without further stockholder approval, to provide for the issuance of up to 10,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board of Directors has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Dividends

We have not paid dividends on our shares of common stock and do not expect to declare or pay dividends on our common stock in the foreseeable future. We intend to retain earnings, if any, in accordance with our business plan to satisfy regulatory requirements and for expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors.

Provisions Having a Possible Anti-Takeover Effect

Our Articles of Incorporation and Bylaws contain certain provisions that are intended to enhance the likelihood of continuity and stability in the composition of our board and in the policies formulated by our board and to discourage certain types of transactions which may involve an actual or threatened change of our control. Our Board of Directors is authorized to adopt, alter, amend, and repeal our Bylaws and to adopt new Bylaws. In addition, our Board of Directors has the authority, without further action by our stockholders, to issue up to 10,000,000 shares of our preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The issuance of our preferred stock or additional shares of common stock could adversely affect the voting power of the holders of common stock and could have the effect of delaying, deferring or preventing a change in our control.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no shares reserved or authorized for issuance under any equity compensation plan but expect to create and adopt an equity compensation plan in the first half of 2015.

Securities Eligible for Future Sale

We relied, based on the confirmation order we received from the Bankruptcy Court, on Section 1145(a) (1) of the Bankruptcy Code to exempt from the registration requirements of the Securities Act of 1933, as amended, both the offer of the 500,008 plan shares, which may have been deemed to have occurred through the solicitation of acceptances of the plan of reorganization, and the issuance of the plan shares pursuant to the plan of reorganization. In general, offers and sales of securities made in reliance on the exemption afforded under Section 1145(a)(1) of the Bankruptcy Code are deemed to be made in a public offering, so that the recipients thereof are free to resell such securities without registration under the Securities Act.

Restricted Securities

As of March 27, 2015, we have 163,904,044 outstanding shares which may be deemed restricted or control securities as defined in Rule 144. Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the rule.

Restrictions Related to Reliance on Rule 144 by Shell Companies or Former Shell Companies

In 2008 amendments to Rule 144 became effective. Under these amendments, a person who has beneficially owned restricted shares of unregistered stock for at least six months is entitled to sell their securities provided that (i) such person is not deemed to have been an affiliate of the issuer at the time of, or at any time during the three months preceding a sale, (ii) the issuer is subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale, and (iii) if the sale occurs prior to satisfaction of a one-year holding period, the issuer provides current information at the time of sale.

Persons who have beneficially owned restricted shares for at least six months but who are also affiliates of the issuer at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding; or
•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, the issuer is subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Historically, however, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

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

As a result, it is likely that pursuant to Rule 144, stockholders who hold our restricted securities will not be able to sell such shares without registration for a period of one year following the date on which we cease to be a shell company.

Recent Sales of Unregistered Securities

On March 10, 2014, we commenced a private placement of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved. In connection with this private placement, we have sold the following shares:

•	On April 4, 2014, we issued 600,054 shares of common stock for an aggregate purchase price of $30,000 to six accredited investors.
•	On May 30, 2014, we issued 3,200,184 shares of common stock for an aggregate purchase price of $160,000 to twenty-one accredited investors.
•	On June 6, 2014, we issued 475,039 shares of common stock for an aggregate purchase price of $23,750 to five accredited investors.
•	On June 11, 2014, we issued 2,700,113 shares of common stock for an aggregate purchase price of $135,001 to thirteen accredited investors.
•	On June 17, 2014, we issued 1,050,036 shares of common stock for an aggregate purchase price of $52,500 to six accredited investors.
•	On June 30, 2014, we issued 901,013 shares of common stock for an aggregate purchase price of $45,052 to nine accredited investors.
•	On July 18, 2014, we issued 900,006 shares of common stock for an aggregate purchase price of $45,000 to eight accredited investors.
•	On August 1, 2014, we issued 300,001 shares of common stock for an aggregate purchase price of $15,000 to three accredited investors.
•	On August 5, 2014, we issued 100,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.
•	On August 13, 2014, we issued 150,000 shares of common stock for an aggregate purchase price of $7,500 to two accredited investors.
•	On August 15, 2014, we issued 1,401,000 shares of common stock for an aggregate purchase price of $70,050 to five accredited investors.
•	On August 21, 2014, we issued 600,001 shares of common stock for an aggregate purchase price of $30,000 to five accredited investors.
•	On September 5, 2014, we issued 700,002 shares of common stock for an aggregate purchase price of $35,000 to seven accredited investors.
•	On September 17, 2014, we issued 2,275,001 shares of common stock for an aggregate purchase price of $113,750 to seven accredited investors.
•	On September 18, 2014, we issued 300,001 shares of common stock for an aggregate purchase price of $15,000 to one accredited investors.
•	On September 24, 2014, we issued 1,640,002 shares of common stock for an aggregate purchase price of $82,000 to seventeen accredited investors.
•	On September 29, 2014, we issued 100,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.
•	On September 30, 2014, we issued 552,667 shares of common stock for an aggregate purchase price of $27,633 to eight accredited investors.
•	On October 1, 2014, we issued 500,000 shares of common stock for an aggregate purchase price of $25,000 to six accredited investors.
•	On October 2, 2014, we issued 200,000 shares of common stock for an aggregate purchase price of $10,000 to two accredited investors.
•	On October 3, 2014, we issued 1,750,000 shares of common stock for an aggregate purchase price of $87,500 to sixteen accredited investors.
•	On October 7, 2014, we issued 622,222 shares of common stock for an aggregate purchase price of $31,110 to six accredited investors.
•	On October 17, 2014, we issued 2,298,600 shares of common stock for an aggregate purchase price of $114,930 to ten accredited investors.

•	On October 22, 2014, we issued 350,001 shares of common stock for an aggregate purchase price of $17,501 to four accredited investors.
•	On October 31, 2014, we issued 165,000 shares of common stock for an aggregate purchase price of $10,750 to three accredited investors.
•	On November 6, 2014, we issued 537,502 shares of common stock for an aggregate purchase price of $39,374 to seven accredited investors.
•	On November 12, 2014, we issued 150,000 shares of common stock for an aggregate purchase price of $10,000 to two accredited investors.
•	On November 14, 2014, we issued 100,000 shares of common stock for an aggregate purchase price of $10,000 to two accredited investors.
•	On November 20, 2014, we issued 150,000 shares of common stock for an aggregate purchase price of $15,000 to three accredited investors.
•	On December 3, 2014, we issued 100,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.
•	On December 11, 2014, we issued 712,333 shares of common stock for an aggregate purchase price of $35,617 to two accredited investors.
•	On January 28, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.
•	On February 4, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.
•

On March 2, 2015, we issued 5,721,960 shares of common stock for an aggregate purchase price of $572,196 to fourteen accredited and two non-accredited investors that satisfied investor suitability criteria required for a private placement.

Transfer Agent

We have engaged Securities Transfer Corporation, 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034 (telephone number (469) 633-0100) as our transfer agent.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. It is the present intention of management to continue furnishing annual reports to stockholders. Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. We intend to maintain compliance with the periodic reporting requirements of the Exchange Act.

Item 6 – Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item 7 should be read in the context of the information included elsewhere in this Annual Report including our consolidated financial statements and accompanying notes in Item 8 of this Annual Report.

In this report, unless the context indicates otherwise: “Titanium Healthcare, Inc.,” (formerly known as “SMSA Gainesville Acquisition Corp.”) the “Company,” “we,” “our,” “ours” or “us” refer to Titanium Healthcare, Inc.

Overview

We were organized on September 9, 2009, as a Nevada corporation. On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of our forward stock split Titan Partners, LLC owned 132,501,306 shares of common stock.

On September 30, 2014, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration. Upon consummation of the transaction, Preferred Rx became our wholly-owned subsidiary.

As a result of this acquisition, we became an active business operating through our subsidiary, Preferred Rx. Preferred Rx has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We have expanded the capabilities of the pharmacy to include filling compounded prescriptions, delivery and retail services.

On October 10, 2014, we sold certain non-strategic assets associated with our on-call pharmacy business conducted by Preferred Rx. The assets sold included certain software and customer contracts. These assets were sold due to uncertainty regarding the Predecessor Company’s ability to renew the revenue agreement with their largest customer, which was set to expire in January 2015. The largest customer requested to purchase the contracts, rather than renew the agreement.

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to “TIHC”.

Our business plan is to become a premier healthcare ancillaries and life sciences company. The immediate focus of our plan is on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, we intend to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

We believe that each of our proposed business verticals play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. The compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allowing physicians more decision making tools in prescribing the proper medicines and dosages to their patients.

We plan to acquire, develop, and operate pharmacies and laboratories in various states across the United States, including, but not limited to Arizona, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia.

We will continue to look for ways to expand our “prevention platform” by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits (began in March 2015). Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Results of Operations

The following table presents revenue and operating expenses for our business segments. Other financial information about our segments is incorporated herein by reference to Note 6 of the notes to consolidated financial statements included in Item 8 of this Annual Report.

	Successor Company		Predecessor Company
	Year ended December 31,		Nine months ended September 30,	Year ended December 31,
	2014	2013	2014	2013
Revenues:
On-call	$55,668	$-	$2,431,720	$2,587,233
Pharmacy	148,320	-	-	-
Pharmacogenomics	200,026	-	-	-
Total	404,014	-	2,431,720	2,587,233

Allocated segment operating expenses:
On-call	47,991	-	2,378,878	2,497,591
Pharmacy	242,902	-	-	-
Pharmacogenomics	52,145	-	-	-
Total	343,038	-	2,378,878	2,497,591

Segment income (loss):
On-call	7,677	-	52,842	89,642
Pharmacy	(94,582)	-	-	-
Pharmacogenomics	147,881	-	-	-
Total	60,976	-	52,842	89,642

Unallocated operating expenses:
Professional fees	664,990	68,720	-	-
Rent to related party	100,000	-	-	-
Personnel costs	645,258	-	-	-
Shell acquisition costs	12,070	309,548	-	-
Pharmacy and lab transaction costs	606,761	-	-	-
Other general and administrative costs	536,526	2,005	-	-
Total	2,565,605	380,273	-	-

Income (loss) from operations	$(2,504,629)	$(380,273)	$52,842	$89,642

Comparison of the Successor Company for the year ended December 31, 2014 and the Predecessor Company for the nine months ended September 30, 2014 versus the Successor Company for the year ended December 31, 2013 and the Predecessor Company for the year ended December 31, 2013

The above table was derived from the Successor Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013 and from the Predecessor Company’s statements of operations for the nine months ended September 30, 2014 and year ended December 31, 2013 included elsewhere in this Annual Report on Form 10-K. It should be noted that the results of operations for the Successor Company year ended December 31, 2014 only include the results of Preferred Rx from the date of the acquisition. Prior to the acquisition, we generated no revenue and only minimal operating expenses. We have also presented pro forma financial results for the years ended December 31, 2014 and 2013 as if the acquisition had occurred on January 1, 2013. We believe this information, and the related comparisons, provide a more meaningful comparison for the years presented.

Revenues

Successor Company:

We acquired our first pharmacy and began servicing our compounding prescription business through that pharmacy on September 30, 2014. Prior to this acquisition, we were a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. We commenced our compounding business in the fourth quarter of 2014, which resulted in revenue of $148,320 for the year ended December 31, 2014.

Net revenue for the on-call business was $55,668 for the fourth quarter of 2014, which was down significantly from revenue generated by the Predecessor Company in prior periods due to the sale of certain customer contracts to Care Services, LLC on October 10, 2014. As a result of this sale, we expect future on-call revenue to be minimal.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we are paid on a monthly basis by the lab for services performed. During the year ended December 31, 2014, we had revenue of $200,026 for our pharmacogenomics business, which represented amounts earned for one month under the Administrative Services Agreement.

Predecessor Company:

Net revenues for the nine months ended September 30, 2014 were $2,431,720 compared to $2,587,233 for the year ended December 31, 2013. This $155,513 decrease was due to nine months activity in 2014 versus twelve months in 2013, offset partially by additional call volume from existing contracts and certain new contracts and services provided to on-call customers in the current year period.

Pro-Forma:

We believe that a better basis for comparing our financial results can be found in Note 15 of the notes to the consolidated financial statements in Item 8 of this Annual Report, which provides unaudited “Pro-Forma” financial results for the years ended December 31, 2014 and 2013. These Pro-Forma financial results present our results of operations assuming the acquisition of the Predecessor Company had occurred on January 1, 2013 and we had operated as a combined entity since that date. The financial results include the following entries required under GAAP purchase accounting guidelines:

•	Depreciation and amortization expense includes depreciation and amortization related to the tangible and intangible assets acquired as part of the acquisition of the Predecessor Company.

•	Adjustment to eliminate license fee for software contributed by a member. The software, and the rights to the software, were acquired in the acquisition of the Predecessor Company.

•	Adjustment to exclude transaction costs directly attributable to the acquisition of the Predecessor Company.

The Pro-Forma financial results reflect revenues of $2,835,734 and $2,587,233 for the years ended December 31, 2014 and 2013, respectively. The $248,501 increase over the prior year is primarily due to revenue from our compounding and pharmacogenomics businesses, which commenced in the fourth quarter of 2014, offset partially by reductions in revenue associated with our on-call business due to the sale of certain customer contracts in October 2014.

Operating Expenses

Successor Company:

Total segment operating expenses were $343,038 and $0 for the years ended December 31, 2014 and 2013, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our new pharmacy and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The increase in total unallocated operating expenses from the year ended December 31, 2013 to the year ended December 31, 2014, was due to expenses associated with the acquisition of Preferred Rx and diligence on other potential acquisitions, legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Predecessor Company:

Total segment operating expenses for the nine months ended September 30, 2014 for our on-call business were $2,378,878, or $118,713 lower than the twelve months ended December 31, 2013, primarily due to only nine months activity in 2014 versus twelve months activity in 2013, offset partially by 1) additional legal and administrative costs incurred by the Predecessor Company in contemplation of the acquisition by Titanium Healthcare, 2) higher variable direct labor associated with the additional services provided to on-call pharmacy customers and 3) unfavorable mix toward higher skilled pharmacists and wage premiums for higher skilled employees to cover less desirable shifts in the current year period.

Pro-Forma:

A comparison of operating expenses shown in the Pro-Forma financial results reflects that pro-forma operating expenses totaled $4,846,618 and $2,941,147 for the years ended December 31, 2014 and 2013, respectively. As previously discussed, operating expenses (1) do not include any acquisition related expense, (2) do not include expenses related to license fees for software contributed by a member and (3) depreciation and amortization was adjusted to include depreciation and amortization related to tangible and intangible assets acquired as part of the acquisition of the Predecessor Company. The significant increase in operating expenses was primarily due to legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan.

Other Income (Expenses) and Taxes

Successor Company:

Due to the sale of certain customer contracts to Care Services, LLC on October 10, 2014, we recognized a gain in the consolidated statements of operations of $196,040 on the sale of these assets and a loss of $206,981 on settlement of earn-out considerations. The gain on the sale of the customer contracts and the loss on settlement of earn-out considerations were the results of uncertainties regarding the life and expected renewals rates used in the cash flow projections in determining the related fair values at September 30, 2014.

We have a federal income tax net loss carryover of $1,936,836 that will expire beginning in 2028.

Our effective income tax benefit rates were 3.5% and 0% for the periods ended December 31, 2014 and 2013, respectively. In each of the periods, the benefits of the 34% federal statutory rate applied to our pretax losses were offset by deferred tax valuation allowances. The valuation allowances are recorded on our federal and state deferred tax assets because we have experienced cumulative operating losses over the past few years. Realization of the deferred tax assets and reversal of associated valuation allowances is dependent on the generation of future taxable income during the periods in which temporary differences become deductible.

Predecessor Company:

State franchise tax expense was $6,666 and $7,151 for the nine months ended September 30, 2014 and year ended December 31, 2013, respectively.

Liquidity and Capital Resources

Going Concern Uncertainties

We have limited post-bankruptcy operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of December 31, 2014, we had an accumulated deficit of $2,761,686 and a negative working capital of $1,773,029. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors have issued an audit opinion on our annual financial statements which includes a statement describing our going concern status.

Through the acquisition of Preferred Rx, which has positive operating cash flows, and recently added products, along with our engagement in a private placement of equity securities, we believe we will generate sufficient capital to continue to implement our business plan. Furthermore, we have historically met our capital requirements through short-term and long-term borrowings and capital contributions from our majority stockholder. Once our business plan is fully implemented, we anticipate we will be able to provide the necessary liquidity from our cash on hand and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through equity and/or debt financings.

It is the belief of management that this plan will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no legal obligation for either management or any stockholder to provide funding in the future. We may also experience difficulty or delays in implementing our business plan, which will have a significant adverse impact on our liquidity and capital resources.

Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

Cash Flows of Successor Company

At December 31, 2014 and 2013, excluding amounts due to shareholders and shell acquisition costs, we had working capital of approximately $(1,649,703) and $(17,015), respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan, deferring payments to certain vendors, through acquisition earn-out and working capital considerations, and through the sale of our common stock.

Investing activities for the year ended December 31, 2014 primarily related to the acquisition of the Predecessor Company, capital expenditures associated with machinery and equipment, computers and leasehold improvements for the acquired pharmacy to enhance its compounding operations, and $495,000 in proceeds from the sale of certain assets to Care Services, LLC.

Financing activities for the year ended December 31, 2014 included $1,169,159 in funding, net of costs, associated with our private placement, approximately $82,000 in funds received from a shareholder which was used to help fund operations during the period, and $445,500 in payments to settle earn-out contingencies with former equity holders of the Predecessor Company.

Cash Flows of Predecessor Company

Operating cash flows for the nine months ended September 30, 2014 were $55,555, which was $134,761 lower than the year ended December 31, 2013 due to timing of collections, offset slightly by higher personnel costs.

Investing activities for both the nine months ended September 30, 2014 and year ended December 31, 2013 primarily related to capital expenditures to make improvements to software used to support the on-call business.

Financing activities included $82,000 in distributions to member owners during the nine months ended September 30, 2014 and $156,230 in repayments of member loans during the year ended December 31, 2013.

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

Our significant accounting policies are summarized in Note 3 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would effect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Purchase Accounting

In determining the allocation of the purchase price of an acquisition to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. We allocate the purchase price based on their fair values in accordance with the provisions of Accounting Standards Codification ("ASC") 805 - Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. We determine fair values as follows:

•	Working capital and other assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

•	Property, plant and equipment are valued at their estimated fair values over their estimated useful lives as of the date the transaction was consummated.

•

Intangible assets are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of the date the transaction was consummated.

•

Earn-out and other amounts payable for acquisition are recorded at the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors.

Revenue Recognition

Revenues are recognized only when the services are performed (on-call and pharmacogenomics) or the prescribed medicine has been delivered to the end user (pharmacy), there is evidence of an arrangement, we determined that the fee is fixed or determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed or determinable and collection is probable, we consider a number of factors including the creditworthiness of the customer and the contractual payment terms. If a customer is not considered creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Payments made to us under the Services Agreement with Care Services, LLC are treated as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, the deferred tax assets or liabilities, are determined based on the differences between the existing financial reporting and tax reporting carrying amounts. The differences are at the currently enacted tax rates, to be applied in the years the differences are expected to be recovered or reversed. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period of the enactment of the rate change.

We will assess whether a valuation allowance shall be established against the net deferred assets after consideration of all positive and negative evidence available, and whether such evidence suggests that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making such assessment, significant weight is given to evidence that can be objectively verified.

We recognize the effect of income tax positions only if those positions are more likely than not to be sustained on examination by tax authorities based on the technical merits of the positions. Changes in the recognition of tax positions will be reflected in the period in which the change of judgment occurs. We have elected to classify interest and penalties related to unrecognized tax expenses/benefits as part of the income tax expense.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Titanium Healthcare, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheet of Titanium Healthcare, Inc. (Successor Company) as of December 31, 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Healthcare, Inc. (Successor Company) at December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative cash flow, and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO USA, LLP

Dallas, Texas

March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Titanium Healthcare, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of Preferred RX, LLC (Predecessor Company) as of September 30, 2014 and December 31, 2013 and the related statements of operations, members’ equity, and cash flows for the nine months ended September 30, 2014 and for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred RX, LLC (Predecessor Company) at September 30, 2014 and December 31, 2013, and the results of its operations and its cash flows for the nine months ended September 30, 2014 and for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

Dallas, Texas

March 30, 2015

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Titanium Healthcare, Inc.

(Formerly SMSA Gainesville Acquisition Corp. - Successor Company)

We have audited the accompanying balance sheet of Titanium Healthcare, Inc. as of December 31, 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the management of Titanium Healthcare, Inc.’s. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Titanium Healthcare, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered recurring losses, has negative cash flow, and has a capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note K to the financial statements, the 2013 financial statements have been restated to correct a misstatement.

/s/ Goldman Accounting Services CPA, PLLC

GOLDMAN ACCOUNTING SERVICES CPA, PLLC

Suffern, New York

April 24, 2014, except as to Note K which is as of September 10, 2014

Titanium Healthcare, Inc.
Consolidated Balance Sheets

			Predecessor
	Successor Company		Company
	December 31,		December 31,
	2014	2013	2013
ASSETS

Current Assets:
Cash	$199,861	$38	$107,087
Accounts receivable	169,102	-	192,824
Inventories	28,621	-	-
Prepaid expenses and other current assets	40,414	-	2,035
Total current assets	437,998	38	301,946

Property and equipment, net	323,645	-	113,864

Intangible assets, net	111,506	-	-
Other assets	60,380	-	5,380
Total other assets	171,886	-	5,380

Total Assets	$933,529	$38	$421,190

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$997,476	$-	$71,712
Accrued expenses and other current liabilities	676,462	17,053	196,838
Earn-out and other amounts payable for acquisition	25,000	-	-
Deferred revenue	-	-	9,464
Accrued shell acquisition costs	-	109,548	-
Due to related parties	388,763	-	-
Due to shareholders	123,326	41,057	-
Total current liabilities	2,211,027	167,658	278,014

Commitments and contingencies (see Note 9)

Stockholders' Equity (Deficit):
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 159,515,885 and 133,935,107 shares issued and outstanding in 2014 and 2013, respectively	159,516	133,935	-
Predecessor Common units, no par value, 1,000 units authorized, issued and outstanding	-	-	-
Additional paid-in capital	1,324,672	181,094	143,000
Retained earnings (accumulated deficit)	(2,761,686)	(482,649)	176
Total Stockholders' Equity (Deficit)	(1,277,498)	(167,620)	143,176

Total Liabilities and Stockholders' Equity (Deficit)	$933,529	$38	$421,190

The accompanying notes are an integral part of these consolidated financial statements.

Titanium Healthcare, Inc.
Consolidated Statements of Operations

	Successor Company		Predecessor Company
	Year ended December 31,		Nine months ended September 30,	Year ended December 31,
	2014	2013	2014	2013

Revenues	$404,014	$-	$2,431,720	$2,587,233

Operating expenses
Professional fees	664,990	68,720	-	-
Rent to related party	100,000	-	-	-
Personnel costs	823,113	-	2,125,786	2,163,407
Shell acquisition costs	12,070	309,548	-	-
Pharmacy and lab transaction costs	606,761	-	-	-
Administrative services from related parties	-	-	10,864	15,920
License fee for software from member	-	-	24,750	33,000
Other general and administrative costs	662,978	2,005	179,411	238,825
Depreciation and amortization	38,731	-	38,067	46,439
Total operating expenses	2,908,643	380,273	2,378,878	2,497,591

Income (loss) from operations	(2,504,629)	(380,273)	52,842	89,642

Other income (expense)
Gain on sale of assets	196,040	-	-	-
Loss on settlement of earn-out considerations	(206,981)	-	-	-
Interest on member loans	-	-	-	(3,463)
Other income (expense)	61	-	2,059	219
Acquisition bargain purchase gain, net of tax	155,072	-	-	-
Total other income (expense)	144,192	-	2,059	(3,244)

Income (loss) before provision for (benefit from) income taxes	(2,360,437)	(380,273)	54,901	86,398

Income tax expense (benefit)	(81,400)	-	6,666	7,151

Net income (loss)	$(2,279,037)	$(380,273)	$48,235	$79,247

Income (loss) per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.02)	$(0.00)	$48.24	$79.25

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	143,569,351	133,935,107	1,000	1,000

The accompanying notes are an integral part of these consolidated financial statements.

Titanium Healthcare, Inc.
Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	Year ended December 31,		Nine months ended September 30,	Year ended December 31,
	2014	2013	2014	2013

Cash flows provided by (used in) operating activities
Net income (loss)	$(2,279,037)	$(380,273)	$48,235	$79,247
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Acquisition bargain purchase gain	(155,072)	-	-	-
Release of deferred tax asset allowance	(81,400)	-	-	-
Gain on sale of assets	(196,040)	-	-	-
Loss on settlement of earn-out considerations	206,981	-	-	-
Depreciation and amortization	38,731	-	38,067	46,439
Paid-in kind interest	-	-	-	3,463
License fee for software contributed by a member	-	-	24,750	33,000
Changes in operating assets and liabilities:
Accounts receivable	85,935	-	(62,213)	25,176
Inventories	(14,860)	-	(13,761)	-
Prepaid expenses and other assets	(40,414)	-	2,035	(2,035)
Accounts payable	955,346	-	(29,582)	69,858
Accrued expenses and other current liabilities	360,491	17,053	53,202	(69,136)
Deferred revenue	(4,086)	-	(5,378)	4,304
Accrued shell acquisition costs	(109,548)	309,548	-	-
Due to related parties	388,563	-	200	-
Net cash provided by (used in) operating activities	(844,410)	(53,672)	55,555	190,316

Cash flows provided by (used in) investing activities
Acquisition of business, net of cash received	(114,814)	-	-	-
Cash received from sale of certain assets	495,000	-	-	-
Purchases of property and equipment	(141,881)	-	(12,655)	(54,589)
Net cash provided by (used in) investing activities	238,305	-	(12,655)	(54,589)

Cash flows provided by (used in) financing activities
Sale of common stock, net	1,169,159	-	-	-
Due to shareholders	82,269	41,057	-	-
Capital contributed to support operations	-	12,300	-	-
Settlement on earn-out contingencies	(445,500)	-	-	-
Repayment of member loans	-	-	-	(156,230)
Distributions to members	-	-	(82,000)	-
Net cash provided by (used in) financing activities	$805,928	53,357	(82,000)	(156,230)

Net increase (decrease) in cash	199,823	(315)	(39,100)	(20,503)
Cash at beginning of period	38	353	107,087	127,590
Cash at end of period	$199,861	$38	$67,987	$107,087

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$5,722	$7,151
Acquisition and acquisition earn-out	25,000	-	-	-
Escrow amounts from sale of assets not yet received	55,000	-	-	-
Escrow amounts not yet paid from settlement of earn-out considerations	49,500	-	-	-
Push-down of capital to acquire shell to paid-in-capital and shell acquisition costs	-	309,548	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Titanium Healthcare, Inc.
Statement of Changes in Stockholders' Deficit (Successor Company)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2012	133,935,107	$133,935	$(31,206)	$(102,376)	$353
Capital contributed	-	-	12,300	-	12,300
Shell acquisition costs	-	-	200,000	-	200,000
Net loss	-	-	-	(380,273)	(380,273)
Balance December 31, 2013	133,935,107	$133,935	$181,094	$(482,649)	$(167,620)
Sale of common stock, net	25,580,778	25,581	1,143,578	-	1,169,159
Net loss	-	-	-	(2,279,037)	(2,279,037)
Balance December 31, 2014	159,515,885	$159,516	$1,324,672	$(2,761,686)	$(1,277,498)

The accompanying notes are an integral part of these consolidated financial statements.

Titanium Healthcare, Inc.
Statements of Members' Equity (Predecessor Company)

				Retained
			Additional	Earnings
	Common Interest		Paid-in	(Accumulated
	Units	Amount	Capital	Deficit)	Total
Balance December 31, 2012	1,000	$-	$110,000	$(79,071)	$30,929
License fee for software contributed by a member	-	-	33,000	-	33,000
Net income	-	-	-	79,247	79,247
Balance December 31, 2013	1,000	$-	$143,000	$176	$143,176
Distributions to members	-	-	-	(82,000)	(82,000)
License fee for software contributed by a member	-	-	24,750	-	24,750
Net income	-	-	-	48,235	48,235
Balance September 30, 2014	1,000	$-	$167,750	$(33,589)	$134,161

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Overview

Background

Titanium Healthcare, Inc. (the “Company”, “we”, “us”) was organized on September 9, 2009 as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation (“Senior Management Services”), mandated by the plan of reorganization for Senior Management Services as confirmed by the U.S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. Our emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007 created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity’s fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, post-bankruptcy, we had no significant assets, liabilities or operating activities. Therefore, as a new reporting entity we were considered a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of our common stock.

On October 6, 2014, the Company filed an amendment to its Articles of Incorporation with the Nevada Secretary of State to change its name to Titanium Healthcare, Inc. In addition, the Company changed its ticker symbol to “TIHC”. The Company has discontinued using the name SMSA Gainesville Acquisition Corp.

Acquisition of Preferred Rx, LLC

On September 30, 2014, we closed an acquisition of 100% of the issued and outstanding equity securities of Preferred Rx, LLC (“Preferred Rx”) in exchange for cash and contingent consideration. The share purchase was accounted for as a business combination, wherein we are considered the acquirer for accounting and financial reporting purposes. Upon consummation of the share purchase, Preferred Rx became our 100% wholly-owned subsidiary. Preferred Rx is deemed our predecessor (the “Predecessor Company”) for accounting purposes.

As a result of this acquisition, we are now an active business operating through our subsidiary, the Predecessor Company. The Predecessor Company has historically been a closed door pharmaceutical company focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities.

Plans of Operations

Our business plan is to become a premier healthcare ancillaries and life sciences company. The immediate focus of our plan is on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, we intend to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

We believe that each of our proposed business verticals play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. The compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allowing physicians more decision making tools in prescribing the proper medicines and dosages to their patients.

We acquired our first pharmacy, Preferred Rx, located in Arlington, Texas, on September 30, 2014. We anticipate our owned and operated pharmacies will only fill individual patient prescriptions. Any pharmacy we acquire will likely not operate as it did prior to its acquisition by us. Rather, we will fill prescriptions through pharmacies primarily for non-sterile compounded medications. We plan to acquire, develop, and operate pharmacies and laboratories in various states across the United States, including, but not limited to Arizona, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia.

We will continue to look for ways to expand our “prevention platform” by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits (began in March 2015). Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Note 2 – Going Concern and Private Placement

We have limited post-bankruptcy operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of December 31, 2014, we had an accumulated deficit of $2,761,686 and a negative working capital of $1,773,029. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors have issued an audit opinion on our annual financial statements which includes a statement describing our going concern status. We have taken the following actions to obtain additional funding and implement our strategic plans as described below to provide the opportunity for us to continue as a going concern.

On March 10, 2014, we commenced a private placement of our shares of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry as described further below (the “Private Placement”). We seek to raise $5,375,000 through this Private Placement to build a network of physicians, fund operations, acquisitions and contribute to undepreciated tangible asset goals.

During the Private Placement, we increased the number of our authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and we then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of December 31, 2014 we had received signed subscription agreements from 190 investors raising $1,309,018 in capital and private placement costs of $139,859, and we had 159,515,885 shares of our common stock outstanding, of which 25,580,778 shares were sold in the Private Placement. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in the accompanying financial statements. As of March 27, 2015, we have received signed subscription agreements from 207 investors raising $1,891,214 in capital, resulting in a total of 165,337,845 shares of our common stock outstanding, with a par value of $0.001, of which 31,402,738 shares were sold in the Private Placement.

Our business plan and pharmacy operations will require capital for additional acquisitions, and is expected to require capital for licensing, permits, and accreditation from various federal and state agencies as a condition to expanding our operations including, but not limited to, licensure by state pharmacy boards. The process will include certain license applications or the acquisition of pharmacy operations with the appropriate licenses, permits or accreditations. The development and operations could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance we will be successful in obtaining such licenses and permits.

Our ultimate continued existence is dependent upon our ability to generate sufficient cash flows from operations to support our daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. We face considerable risk in our business plan and a potential shortfall of funding due to potential inability to raise capital in the private placement or increased costs associated with expanding our operations.

There can be no assurance that financing for our operations and business plan will be available, or, if available, such financing will be on terms satisfactory to us. If we are unable to obtain financing, we may not be able to operate successfully and any investment made in it may be lost.

Note 3 – Summary of Significant Accounting Policies

The summary of significant accounting policies is designed to assist in understanding our financial statements. Such financial statements and accompanying notes are the representations of management, who is responsible for their integrity and objectivity of those financial statements and accompanying notes. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Principles of Consolidation

The consolidated financial statements of Titanium Healthcare, Inc. include the accounts of Titanium Healthcare and the accounts of our wholly owned subsidiary Preferred Rx. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from these estimates. Significant estimates and assumptions made by management are used for, but not limited to, purchase accounting, revenue recognition, income taxes, and impairment analysis on property and equipment and intangible assets.

Risks and Uncertainties

We operate in a highly competitive industry that is subject to intense competition. We face risks and uncertainties relating to our ability to successfully implement our business strategy. Among other things, these risks include the ability to develop and sustain revenue growth; managing and expanding operations; competition; attracting, retaining and motivating qualified personnel; maintaining and developing new strategic relationships; and the ability to anticipate and adapt to the changing markets and any changes in government regulations.

As a result, we may be subject to the risk of delays in obtaining (or failing to obtain) regulatory clearance and other uncertainties, including financial, operational, technological, regulatory and other risks associated with an emerging business, including the risk of business failure.

Our acquired pharmacies and laboratories are subject to licensing and regulation by the health, sanitation, safety, building and fire agencies in the state or municipality where located. Difficulties or failures in obtaining or maintaining the required licensing and/or approvals could prevent the continued operations of such pharmacies and laboratories.

Governmental Regulations

The pharmacy business is subject to extensive and often changing federal, state and local regulations, and our pharmacies are required to be licensed in the states in which we are located or do business. While we continuously monitor the effects of regulatory activity on our operations and we currently have a pharmacy license for each pharmacy we operate, the failure to obtain or renew any regulatory approvals or licenses could adversely affect the continued operations of the business.

We are also subject to federal and state laws that prohibit certain types of direct and indirect payments between healthcare providers. These laws, commonly known as the fraud and abuse laws, prohibit payments intended to induce or encourage the referral of patients to, or the recommendation of, a particular provider of products and/or services. Violation of these laws can result in a loss of licensure, civil and criminal penalties and exclusion from various federal and state healthcare programs. We expend considerable resources in connection with compliance efforts. We believe that we are in compliance with federal and state regulations applicable to our business.

We are also impacted by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which mandates, among other things, the adoption of standards to enhance the efficiency and simplify the administration of the healthcare system. HIPAA requires the Department of Health and Human Services to adopt standards for electronic transactions and code sets for basic healthcare transactions such as payment and remittance advice (“transaction standards”); privacy of individually identifiable healthcare information (“privacy standards”); security and electronic signatures (“security standards”), as well as unique identifiers for providers, employers, health plans and individuals; and enforcement. We are required to comply with these standards and are subject to significant civil and criminal penalties for failure to do so. We believe we are in compliance with these standards. There can be no assurance, however, that future changes will not occur which we may not be, or may have to incur significant costs to be in compliance with new standards or regulations. We anticipate that federal and state governments will continue to review and assess alternate healthcare delivery systems, payment methodologies and operational requirements for pharmacies and laboratories. Given the continuous debate regarding the cost of healthcare services, we cannot predict with any degree of certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on us.

Cash

We consider all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash. There were no cash equivalents for any of the periods presented. We place our cash with high credit quality institutions. The Federal Deposit Insurance Company (FDIC) insures cash amounts at each institution for up to $250,000. From time to time, we maintain cash in excess of the FDIC limit. We have not experienced any losses.

Private Placement Costs

Costs with respect to the issuance of common stock through the Private Placement are initially deferred and ultimately offset against the proceeds from such equity transactions as a reduction of net proceeds offset against equity, if successful, or expensed if the proposed equity transaction is unsuccessful.

Accounts Receivable and Allowances

Our accounts receivable primarily consists of amounts due from a third party medical prescription benefit management company. We periodically review the accounts receivable to assess collectability and estimate potential doubtful accounts. Accounts receivable are written off after collection efforts have been completed in accordance with our policies. Allowance for doubtful accounts reduces the carrying value of the account receivable for potential uncollectible accounts. As of December 31, 2014 and 2013, all accounts receivable were deemed to be collectable and no accounts receivable were written off for the periods then ended.

Inventories

Inventories consist of raw materials for compound medicines and are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are stated at cost, and are being depreciated using the straight-line method over the estimated useful lives of the related assets, which generally range between two and eight years.

We capitalize certain costs associated with the development of internal-use software. Generally, these costs are related to significant software development projects and are amortized over their estimated useful life, typically five years, upon implementation of the software.

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

At the time of retirement, other disposition of property and equipment or termination of a lease, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in results of operations.

Property and equipment, net and estimated useful lives of assets consisted of the following at December 31, 2014 and 2013:

	Successor Company	Predecessor Company
	December 31, 2014	December 31, 2013	Estimated Useful Life

Leasehold improvements	$38,156	$24,114	Lesser or lease term or asset life
Machinery and equipment	61,873	-	5 years
Computer equipment and other	51,834	9,534	2 to 8 years
Information systems	194,585	215,705	2 to 5 years
Gross property and equipment	346,448	249,353
Accumulated depreciation and amortization	(22,803)	(135,489)
Total property and equipment, net	$323,645	$113,864

Depreciation and amortization expense for the Successor Company for the years ended December 31, 2014 and 2013 was $38,731 and $0, respectively. Depreciation and amortization expense for the Predecessor Company for the nine month period ended September 30, 2014 and year ended December 31, 2013 was $38,067 and $46,439, respectively.

Intangibles and Impairment Of Long-Lived Assets

Finite-lived intangibles are amortized using the straight-line method over their estimated useful lives. As of December 31, 2014, our intangibles consist of pharmacy licenses. On October 10, 2014, we sold and derecognized previously acquired customer contracts to a third party and recognized a gain on sale of assets of $196,040 on the transaction. See Note 5 for additional information on this transaction.

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

Accounts Payable

We consider all obligations which an accurate invoice has been received from the vendor to be accounts payable.

Accrued Expenses and Other Current Liabilities

Obligations for goods or services incurred before the balance sheet date, which are uninvoiced by vendors, are included in accrued expenses and other current liabilities.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, the deferred tax assets or liabilities, are determined based on the differences between the existing financial reporting and tax reporting carrying amounts. The differences are at the currently enacted tax rates, to be applied in the years the differences are expected to be recovered or reversed. The effect of a change in tax rates on the deferred tax assets and liabilities is recognized in income in the period of the enactment of the rate change.

We will assess whether a valuation allowance shall be established against the net deferred assets after consideration of all positive and negative evidence available, and whether such evidence suggests that it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In making such assessment, significant weight is given to evidence that can be objectively verified.

We recognize the effect of income tax positions only if those positions are more likely than not to be sustained on examination by tax authorities based on the technical merits of the positions. Changes in the recognition of tax positions will be reflected in the period in which the change of judgment occurs. We have elected to classify interest and penalties related to unrecognized tax expenses/benefits as part of the income tax expense.

Push-Down Accounting

We have adopted the provisions required by Staff Accounting Bulletin (“SAB”) Topic 5J which require that a new basis of accounting be established for the purchased assets and liabilities (referred to as “push-down accounting”). We were considered a shell company that did not constitute a business for the purposes of business combinations (as defined under the Accounting Standards Codification (“ASC”) 805-10-55-4) and as a result, the purchase of the shell by Titan Partners, LLC was treated as an asset purchase. Under an asset purchase, assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquired and is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. The impact of the application of this guidance was $253,945 recorded as part of our operating expenses to our consolidated financial statements for the year ended December 31, 2013.

Purchase Accounting

In determining the allocation of the purchase price of an acquisition to net tangible and identified intangible assets acquired and liabilities assumed, we make estimates of fair value using information obtained as a result of pre-acquisition due diligence, marketing, leasing activities and/or independent appraisals. We allocate the purchase price based on their fair values in accordance with the provisions of ASC 805 - Business Combinations ("ASC 805"). The determination of fair value involves the use of significant judgment and estimation. We determine fair values as follows:

•	Working capital and other assets acquired and working capital liabilities assumed are valued on a carryover/cost basis which approximates fair value.

•	Property and equipment are valued at their estimated fair values over their estimated useful lives as of the date the transaction was consummated.

•

Intangible assets are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of the date the transaction was consummated.

•

Earn-out and other amounts payable for acquisition are recorded at the estimated fair values from assumptions we believe unrelated market participants would use based on both observable and unobservable marketplace factors.

Revenue Recognition

Revenues are recognized only when the services are performed (on-call and pharmacogenomics) or the prescribed medicine has been delivered to the end user (pharmacy), there is evidence of an arrangement, we determined that the fee is fixed or determinable and collection of the fee included in the arrangement is considered probable. When determining whether the fee is considered fixed or determinable and collection is probable, we consider a number of factors including the creditworthiness of the customer and the contractual payment terms. If a customer is not considered creditworthy, all revenue under arrangements with that customer is recognized upon receipt of cash. Payments made to us under the Services Agreement with Care Services, LLC are treated as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

For the nine months ended September 30, 2014 and year ended December 31, 2013, approximately 93% of the Predecessor Company’s revenues were derived from MedCall, LLC (see Note 14), a pharmacy benefit manager (“PBM”) who is responsible for servicing the clients of the PBM. The remaining 7% of the Predecessor Company’s revenues were derived from pharmacy consultations to hospice facilities based on an agreed upon weekly rate. The agreement between Preferred Rx, the PBM and the clients of the PBM includes multiple element deliverables. We account for multiple element arrangements in accordance with the guidance included in Accounting Standard Codification (“ASC”) 605-25. The multiple element arrangements entered into generally consist of bundled services which include a flat weekly billing rate for pharmacists’ services and a per-transaction billing rate to provide for the coordination of the delivery of prescriptions. Each of our billing elements are considered a separate unit of accounting due to each element having value to the customer on a stand-alone basis. The selling price for each unit of accounting is determined using management’s estimated selling price which historically has approximated the price stated in the respective contracts. On the pharmacists’ services, revenues are initially recognized as deferred revenue and subsequently amortized ratably on a straight-line basis over the service period.

Deferred revenue amounted to $0 for the Successor Company at December 31, 2014 and 2013, respectively, and $9,464 for the Predecessor Company at December 31, 2013. Revenues are recognized for each transaction for the coordination of prescription deliveries as they occur.

Business Segments

We have three operating and reporting segments consisting of (1) pharmacy, (2) on-call services and (3) pharmacogenomics.

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, that may result in a loss to us and will only be resolved when one or more future events occur or fail to occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our financial statements.

If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. As of December 31, 2014, we had no known material loss contingencies.

Reclassification

Certain prior year amounts have been reclassified to conform to the 2014 financial statement presentation in order to reflect the impact of the forward stock-split. The reclassifications did not affect net loss attributable to us, cash flows, assets, liabilities or equity for the periods presented.

Basic and Diluted Income (Loss) per Common Share

Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. For 2014 and 2013, there were no dilutive potential common shares and basic and diluted income (loss) per common share are the same.

Comprehensive Income or Loss

In addition to net income (loss), comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments and distributions to our shareholders. For 2014 and 2013, there were no differences between net income (loss) and comprehensive income (loss).

Recent Accounting Pronouncements

On January 1, 2014, we adopted ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. Under the new guidance, an unrecognized tax benefit is required to be presented as a reduction to a deferred tax asset if the disallowance of the tax position would reduce the available tax loss or tax credit carryforward instead of resulting in a cash tax liability. The ASU applies prospectively to all unrecognized tax benefits that exist as of the adoption date. Implementation of this guidance did not impact our financial condition, results of operations or cash flows as of January 1, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016; early adoption is not permitted. Companies have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. This update could impact the timing and amounts of revenue recognized. We are currently evaluating the effect that implementation of this update will have on our financial position and results of operations upon adoption.

In June 2014, FASB issued ASU 2014-10, Elimination of Development Stage Entity Requirements. This ASU eliminates the concept of Development Stage Entities (DSEs) from GAAP and is intended to result in cost-savings for certain entities, such as start-ups or research and development entities. As a result of these changes: the financial statements of developing entities no longer need to include the inception-to-date income cash flow and equity information; developing companies do not have to label their financial statements as “development stage”; and certain disclosures related to the nature of the entity’s development stage activities are no longer required. These changes become effective for us on January 1, 2015 and early adoption is permitted. We opted to adopt this guidance as of March 31, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact our financial condition, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions or events that raise substantial doubt about the ability of a company to continue as a going concern for one year from the date the financial statements are issued or within one year after the date that the financial statements are available to be issued when applicable. Further, the ASU provides management guidance regarding its responsibility to disclose the ability of a company to continue as a going concern in the notes to the financial statements. This ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We opted to adopt this guidance as of December 31, 2014. The adoption of this guidance resulted in additional financial statement disclosures, but did not impact our financial condition, results of operations or cash flows.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company’s operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We do not expect the adoption of ASU 2014-08 to have a significant impact on our consolidated financial statements.

Note 4 – Fair Value of Financial Instruments

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs). Financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, acquisition earn-out, accrued shell acquisition costs, due to related party, and due to shareholder. The carrying values of each of these financial instruments are considered to be representative of their respective fair values due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note 5 – Acquisition

On September 30, 2014, we entered into and closed the transaction contemplated by the Purchase and Sale Agreement (the “Purchase Agreement”) with Preferred Rx, LLC, a Texas limited liability company, and its equity holders. Pursuant to the terms of the Purchase Agreement, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration (the “Share Purchase”). As a result of the Share Purchase, Preferred Rx became our wholly-owned subsidiary.

As consideration for the limited liability company membership interests of Preferred Rx, the equity holders will receive earn-out payments in the form of 100% of Preferred Rx’s actual EBITDA (“EBITDA” means our earnings before interest, taxes, depreciation and amortization) and EBITDA from any new customer or contract obtained by the equity holders associated with the call center operations of Preferred Rx for thirteen (13) months after the closing date (each such payment, an “Earn-out Payment”), net of cash previously paid. Each Earn-out Payment will be payable in arrears on the 20th day after the close of each calendar quarter. The minimum cumulative Earn-out Payments is equal to $200,000. The first Earn-out Payment made to the equity holders shall be reduced by $15,000, the amount of cash paid by us at closing, including all applicable broker fees. We will not pay earn-out payments on any business or EBITDA originated by us. During October 2014, and in connection with the sale of certain assets and the payments made to the former members as discussed in further detail below, we have no further future obligation to pay any earn-out consideration with respect to our on-call pharmacy business under the Preferred Rx Purchase Agreement.

We also paid the equity holders for all of Preferred Rx’s current assets less current liabilities (excluding a $100,000 accrued contingent liability to an unrelated third party) that existed as of August 31, 2014 (“Net Working Capital”). The Net Working Capital will be paid to each equity holder in an amount equal to the percentage of each equity holder’s pro rata share of our Net Working Capital in two equal installments on October 20, 2014 and November 20, 2014. At September 30, 2014, part of the current assets includes cash of $67,987. We paid $49,000 to the sellers on September 30, 2014 and made payments of $133,801 to the equity holders during the fourth quarter of 2014 for our share of the Net Working Capital, which was net of the $25,000 withheld by us for any potential indemnification claims as per the Purchase Agreement and the equity holder’s portion of the broker fees.

The following represents the acquisition values of the net assets acquired as of September 30, 2014, the acquisition date:

Current assets	$336,785
Computer equipment and leasehold improvements	36,760
Information systems - software	167,806
Other assets	5,380
Customer relationship intangible	353,960
Pharmacy license intangible	127,435
Total assets	$1,028,126

Current liabilities	$(295,834)
Earn-out and other amounts payable for acquisition:
Present value of minimum earn-out payable	(160,044)
Contingent earn-out liability	(127,975)
Net working capital payable	(158,801)
Cash payable to sellers	(49,000)
Total earn-out and amounts payable for acquisition	(495,820)
Purchase price consideration	$(791,654)

Bargain purchase gain at September 30, 2014	$236,472
Tax effect on bargain purchase gain	(81,400)
Bargain purchase gain, net of tax at September 30, 2014	$155,072

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

Our estimate of the net assets’ fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period due to Preferred Rx’s uncertainties related to extending its contract with its largest customer to continue to perform on-call services. As a result, we recognized a $155,072 bargain purchase gain, which was $236,472 net of $81,400 in deferred tax liabilities.

Tangible assets and software acquired are valued at their estimated fair values over their estimated useful economic lives as of September 30, 2014, the date the transaction was consummated. We estimate the average useful lives of these assets to be five years and will depreciate or amortize the assets on a straight-line basis as it approximates the pattern of consumption. Annual depreciation or amortization for these assets acquired approximates $41,000.

Intangible assets acquired are valued at their estimated fair values using discounted cash flows (customer relationship) and replacement cost (pharmacy licenses) models as of September 30, 2014, the date the transaction was consummated. We estimate the average useful life for the customer relationship to be seven years and the pharmacy licenses to be two years, both on a straight line basis.

Sale of Certain Acquired Assets from Preferred Rx and Settlement of Earn-out Considerations

In a separate transaction on October 10, 2014, we entered into a definitive agreement to sell certain non-strategic assets associated with our on-call pharmacy business. The transaction was completed pursuant to the terms of a Transaction Agreement entered into between us, the former shareholders of Preferred Rx and Care Services, LLC (the “On-Call Transaction”). The assets sold in the On-Call Transaction included certain software and customer contracts associated with the on-call pharmacy business conducted by Preferred Rx.

Preferred Rx and Care Services, LLC (“Care Services”) also entered into a Services Agreement whereby Preferred Rx will provide certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses of Preferred Rx. Payments made by Care Services to Preferred Rx under the Services Agreement are treated in the consolidated statements of operations for the year ended December 31, 2014 as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

The purchase price for the sale of assets was $550,000, of which $495,000 was received at closing, and $55,000 will be held by Care Services, LLC for up to 15 months for potential indemnification claims. Of the $495,000 received, we retained $49,500 and the remaining $445,500 was paid to the former members of Preferred Rx in exchange for the release by each of such former members of the potential earn-out consideration provided for in the previously announced Purchase Agreement. As a result, we have no future obligation to pay any earn-out consideration with respect to the on-call pharmacy business under the Preferred Rx Purchase Agreement.

As a result of the On-Call Transaction, we derecognized $353,960 in intangible assets associated with the customer contracts being sold and settled $288,019 of acquisition earn-out considerations. We recognized a gain in the consolidated statements of operations of $196,040 on the sale of these assets and a loss of $206,981 on settlement of earn-out considerations. The differences between estimated fair values for the customer contracts acquired and earn-out considerations to the ultimate sale and settlement amounts related to the On-Call transaction were due to uncertainties regarding the life and expected renewals rates used in the cash flow projections in determining the related fair values at September 30, 2014.

Note 6 – Disclosures About Segments Of Our Business And Related Information

We are organized along three operating and reporting segments consisting of (1) pharmacy, (2) on-call services and (3) pharmacogenomics. Our chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business and other activities at the three operating segment level.

On-call

Our on-call services consist of the coordination of delivery of prescriptions to medical facilities when the facilities’ normal pharmacy is unavailable, such as nights, weekends and holidays. We also provide on-call and call center solutions, including remote order entry and verification services. Major customer contracts were sold to Care Services on October 10, 2014. Revenue for contracts outside of those sold to Care Services were immaterial in the fourth quarter of 2014.

Pharmacy

Our pharmacy services consist of fulfilling legal prescriptions for compounded medications that are mixed together upon receipt of such prescription for an individual patient to treat a condition diagnosed by the prescriber. Compounding operations began on September 30, 2014, upon the consummation of the acquisition of Preferred Rx.

Pharmacogenomics

Our pharmacogenomics services consist of providing marketing, education, specimen transport, processing, and molecular and other laboratory testing services for physician practices and clinics for administrative service fees. Operations began on December 1, 2014, upon consummation of the Administrative Services Agreement with a pharmacogenomics lab.

The following table presents operating information by segment and a reconciliation of segment operating income to our consolidated operating income (loss):

	Successor Company		Predecessor Company
	Year ended December 31,		Nine months ended September 30,	Year ended December 31,
	2014	2013	2014	2013
Revenues:
On-call	$55,668	$-	$2,431,720	$2,587,233
Pharmacy	148,320	-	-	-
Pharmacogenomics	200,026	-	-	-
Total	404,014	-	2,431,720	2,587,233

Allocated segment operating expenses:
On-call	47,991	-	2,378,878	2,497,591
Pharmacy	242,902	-	-	-
Pharmacogenomics	52,145	-	-	-
Total	343,038	-	2,378,878	2,497,591

Segment income (loss):
On-call	7,677	-	52,842	89,642
Pharmacy	(94,582)	-	-	-
Pharmacogenomics	147,881	-	-	-
Total	60,976	-	52,842	89,642

Unallocated operating expenses:
Professional fees	664,990	68,720	-	-
Rent to related party	100,000	-	-	-
Personnel costs	645,258	-	-	-
Shell acquisition costs	12,070	309,548	-	-
Pharmacy and lab transaction costs	606,761	-	-	-
Other general and administrative costs	536,526	2,005	-	-
Total	2,565,605	380,273	-	-

Income (loss) from operations	$(2,504,629)	$(380,273)	$52,842	$89,642

Separate measures of our assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by us to evaluate segment performance. Assets are used on an interchangeable basis across our reportable segments.

Note 7 – Intangible Assets

The carrying value of our intangible assets at December 31, 2014, are as follows:

Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Years	Amount	Amortization	Amount
Pharmacy licenses	2	$127,435	$(15,929)	$111,506

Amortization expense for the pharmacy license assets is expected to be $63,718 in 2015 and $47,788 in 2016.

Note 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Successor Company	Titanium Healthcare	Predecessor Company
	December 31, 2014	December 31, 2013	December 31, 2013

Compensation and employee benefits	$338,001	$-	$77,938
Commissions	11,530	-	-
Professional fees	111,624	17,053	-
Software expenses	22,364	-	-
Telephone contingent liability	100,000	-	100,000
Deferred rent expenses	6,954	-	11,454
Other current liabilities	85,989	-	7,446
Total accrued expenses and other current liabilities	$676,462	$17,053	$196,838

Note 9 – Commitments and Contingencies

We lease office and pharmaceutical space under noncancellable operating leases expiring through 2019 with varying renewal and escalation clauses. Rent expense for the Successor Company for the year ended December 31, 2014 and 2013 was $115,663 and $0, respectively. Rent expense for the Predecessor Company for the nine months ended September 30, 2014 and year ended December 31, 2013 was $39,384 and $54,672, respectively. Rent expense is included in other general and administrative and rent to related party (see Note 10) lines in the consolidated statements of operations.

We lease laboratory equipment under noncancellable operating leases expiring through 2016 with renewal clauses. These leases were entered into in fourth quarter 2014, and the term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which is expected to be in April 2015.

Future minimum payments under these leases are as follows:

2015	$391,644
2016	391,644
2017	155,572
2018	131,592
2019	38,694
Thereafter	-
Total minimum lease payments	$1,109,146

Note 10 – Related Party Transactions

Successor Company

On February 21, 2014, we executed a commercial real estate lease with GML Holdings, LP. The term of the lease is for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer is a shareholder in GML Holdings Management, LLC. During the year ended December 31, 2014, we incurred $100,000 in rent expense which is included in rent to related party in the consolidated statements of operations.

In December 2013, Titan Partners, LLC, our majority shareholder, paid $41,057 of legal fees to further develop the current business plan on our behalf. This amount has been reflected as due to shareholder in the accompanying consolidated balance sheets. The amount due to the majority shareholder is unsecured, non-interest bearing, and due on demand.

In October 2014, a shareholder paid approximately $82,000 to us to help fund operating expenses. This amount has been reflected as due to shareholder in the accompanying consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

In October 2014, we entered into certain noncancellable operating equipment leases with Healthlabs of America, LLC. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, and our President and Chief Executive, James York, are shareholders in Healthlabs of America, LLC. These leases had no financial impact to the consolidated financial statements. The term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which is expected to be in April 2015. Therefore, these leases had no impact to the consolidated financial statements in 2014.

From January 2014 through July of 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed certain administrative functions for us. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, participated in the management of HMS through July 2014. Through December 31, 2014, HMS incurred $383,350 in third party expenses to facilitate development of our business plan. We did not pay any management fees or mark-ups to HMS for these services. These expenses are included in the consolidated statements of operations and are included in the due to related party in the consolidated balance sheet.

Predecessor Company

Transactions with related parties and their affiliates were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. For the nine months ended September 30, 2014 and twelve months ended December 31, 2013, related parties included the following:

Four members contributed funds which were considered loans in prior years to support working capital, which bore interest at 7.0% per annum. The loans plus accrued interest were repaid in full in December 2013. Interest expense in the amount of $3,463 was included in the consolidated statement of operations for the year ended December 31, 2013.

During the nine months ended September 30, 2014 and year ended December 31, 2013, the Predecessor Company used a company owned by a member for accounting services and incurred $10,864 and $12,320, respectively, in fees which are included in Administrative services from related parties in the consolidated statements of operations. At December 31, 2014 and 2013, accounts payable to the related party were approximately $607 and $200, respectively.

For the year ended December 31, 2013, the Predecessor Company used a company owned by a member for financial consulting services and incurred approximately $3,600 in fees which are included in Administrative services from related parties in the consolidated statements of operations. At December 31, 2014 and December 31, 2013, there were no amounts payable to the related party.

One of the members of the Predecessor Company also served on the board of directors of the Predecessor Company’s bank.

The Predecessor Company’s licensed its call center software from a member and recorded a license fee of $24,750 and $33,000 for the nine months ended September 30, 2014 and year ended December 31, 2013, respectively, in the consolidated statements of operations. The license fee was based on the estimated fair value for the use of the software and was considered as contributed paid in capital for both the periods ended September 30, 2014 and December 31, 2013.

Note 11 – Income Taxes

Successor Company

Due to losses incurred for the years ended December 31, 2014 and 2013, there was no current provision for income taxes.

Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740. ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. At September 9, 2009, the adoption date, and at December 31, 2014, there were no unrecognized tax benefits.

The federal statute of limitations remains open for tax years 2010 through 2013. State jurisdictions generally have statutes of limitations ranging from three to six years. We are no longer subject to state income tax examinations by tax authorities for years before 2009.

For the years ended December 31, 2014 and 2013, there were no amounts recorded for interest and penalties.

Income tax expense (benefit) was ($81,400) and $0 for the years ended December 31, 2014 and 2013, respectively.

Our income tax provision (benefit) for federal and state taxes on income for each of the years ended December 31, 2014 and 2013 were as follows:

	Successor Company	Titanium Healthcare
	Year ended	Year ended
	December 31, 2014	December 31, 2013
Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	(80,400)	-
State	(1,000)	-
Total deferred	(81,400)	-

Total tax expense (benefit)	$(81,400)	$-

Our income tax expense (benefit) for each of the years ended December 31, 2014 and 2013 varied from the statutory rate of 34% as follows:

	Successor Company		Titanium Healthcare
	Year ended		Year ended
	December 31, 2014		December 31, 2013

Statutory rate applied to loss before income taxes	$(802,549)	34.0%	$(129,293)	34.0%
State taxes	(3,158)	0.1%	-	0.0%
Bargain purchase gain and other	(38,433)	1.7%	-	0.0%
Valuation allowance	762,740	-32.3%	129,293	-34.0%
Total tax expense (benefit)	$(81,400)	3.5%	$-	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the consolidated deferred tax assets, net were:

	Successor Company	Titanium Healthcare
	December 31, 2014	December 31, 2013
Deferred tax assets related to:
Net operating loss carryforwards	$658,927	$164,101
Intangibles	172,852	-
Other, net	13,662	-
Total deferred tax assets	845,441	164,101
Valuation allowances	(845,441)	(164,101)
Deferred tax assets, net	$-	$-

During the periods ended December 31, 2014 and 2013, respectively, the valuation allowance against the deferred tax asset increased by approximately $681,340 and $164,101.

At December 31, 2014 and 2013, based on all available evidence it was determined it was more likely than not that the net deferred assets will not be realized. Accordingly, we recorded a full valuation allowance against the deferred tax assets.

As of December 31, 2014, we had a net operating loss carryforward of approximately $1,936,836 to offset future taxable income. The amount and availability of any net operating loss carryforwards will be subject to the limitations set forth in the Internal Revenue Code. Such factors as the number of shares ultimately issued within a six year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income all enter into the annual computation of allowable annual utilization of any net operating loss carryforward(s).

The utilization of some or all of our net operating losses may be restricted in the future by a significant change in ownership as defined under the provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). In addition, utilization of our California net operating losses for the years prior to 2008 may only be carried forward ten (10) years under State law.

Predecessor Company

The Predecessor Company is a limited liability company treated as a pass-through entity under the Code. As such, it did not pay federal corporate income taxes; however, its income and expenses were included in the federal income tax returns of its members.

The Predecessor Company recognized the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. There were no amounts recorded as a liability for unrecognized tax benefit in any of the periods presented.

Because the Predecessor Company is a pass-through entity for federal income tax purposes and for substantially all of the state jurisdictions in which it was required to file an income tax return, the effect of any changes in tax positions that result from an examination of its tax returns are borne principally by the individual members. Tax returns for 2009 and later are still subject to examination by the federal and state tax authorities. Any penalties and interest assessed by taxing authorities are included in income tax expense. There were no such amounts included in income tax expense in the nine months ended September 30, 2014 and year ended 2013.

The Predecessor Company incurred state franchise taxes and the financial statements included a provision for the franchise tax effect of transactions reported in the financial statements. State franchise tax expense for the nine months ended September 30, 2014 and year ended December 31, 2013, which is included in income tax expense was $6,666 and $7,151, respectively.

Note 12 – Capital Stock Transactions and Forward Stock-Split

On February 18, 2014, our Board of Directors adopted resolutions and filed a preliminary information statement with the SEC approving a certificate of an amendment to our Articles of Incorporation. At that time, our Articles of Incorporation authorized capital stock consisting of 100,000,000 shares of common stock. Following the amendment which was filed in Nevada on June 4, 2014, our authorized capital stock was increased to 250,000,000 shares of common stock.

On June 27, 2014, we announced that our Board of Directors had declared a stock dividend on the issued and outstanding shares of common stock to effect a 13.3935-to-1 forward stock split (the “Stock Split”) to be distributed on July 7, 2014 (the “Distribution Date”) to shareholders of record our common stock as of the close of business on June 23, 2014. On July 10, 2014, we issued an additional 131,360,950 shares of common stock as part of the Stock Split, thereby increasing our issued and outstanding shares of common stock to 141,960,131 shares. The impact of the Stock-Split has been retrospectively reflected in all periods and notes in filing.

Note 13 – Preferred Stock

We are authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2014, we have not issued any shares of preferred stock.

Note 14 – Major Customer

One customer accounted for approximately 93% of the Predecessor Company’s total revenue for both the nine months ended September 30, 2014 and year ended December 31, 2013, respectively, and approximately 94% and 89% of the Predecessor Company’s total accounts receivable as of September 30, 2014 and December 31, 2013, respectively.

Note 15 – Unaudited Pro-Forma Operating Results for the Year Ended December 31, 2014 and 2013

The following table presents unaudited pro-forma operating income (loss) for us for the year ended December 31, 2014 and 2013 based on the assumption that both Titanium Healthcare, Inc. and the Predecessor Company had been acquired on January 1, 2013. These results are not, however, intended to reflect actual operations had the acquisitions occurred on January 1, 2013. Operating expenses do not included any acquisition related expenses. In addition, the analysis includes the effect of the following entries required under GAAP purchase accounting guidelines:

•	Depreciation and amortization expense includes depreciation and amortization related to the tangible and intangible assets acquired as part of the acquisition of the Predecessor Company.

•	Adjustment to eliminate license fee for software contributed by a member. The software, and the rights to the software, were acquired in the acquisition of the Predecessor Company.

	December 31, 2014	December 31, 2013
Revenues	$2,835,734	$2,587,233
Operating expenses	4,846,618	2,941,147
Loss from operations	$(2,010,884)	$(353,914)
Loss per weighted-average share of common share outstanding	$(0.01)	$(0.00)

The results for the year ended December 31, 2014 include revenues, operating expenses, and income from operations of $55,668, $47,991, and $7,677, respectively, which were contributed by the Predecessor Company subsequent to the date of the acquisition.

Note 16 – Subsequent Events

On March 2, 2015, the Board of Directors appointed Kamran Nezami as Chief Business Development Officer and Chris Mashburn as Chief Operating Officer.

From January 1, 2015 to March 27, 2015, we have sold 5,821,960 shares of common stock for a combined total of $582,196 in the ongoing private placement. These funds received were used to pay down past due vendors.

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

Management’s assessment of the effectiveness of our internal control over financial reporting is as of the year ended December 31, 2014.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our President and CEO and our CFO, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled “Internal Control — Integrated Framework (2013)” (the “COSO Framework”).” As described below, as of December 31, 2014, previous management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of December 31, 2014.

The existence of material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs may be incurred and significant resources required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

•

In September 2014, we hired a VP of Finance and a Controller, both with previous public company experience maintaining an effective control environment including preparing timely and accurate financial information. Since their start, we have completed and implemented the following:

-

Thorough scoping and mapping analysis to ensure all significant financial statement accounts were mapped to company key controls, updated the components of the COSO Framework, and financial statement assertions.

-	An Enterprise Risk Assessment and Fraud Risk Assessment with all members of management to ensure all identified financial statement risks were appropriate covered by company key controls.
-	Engaged tax experts to assist in the completion of quarterly and annual tax provisions
-	Delegation of authority, defining responsibilities and levels of approval needed based on qualitative and quantitative risks of transactions
-	Access controls surrounding cash accounts and transactions
-	Whistleblower hotline to allow individuals to anonymously report any incidents of suspected fraud or possible unethical behavior.

•	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

•	We continue to evaluate our accounting systems to determine appropriate enhancements for the combined entity.

•	We intend to strengthen information technology procedures and controls for the predecessor entity.

•

We implemented a new accounting policy setting forth specific requirements regarding supporting documentation standards and review and approval procedures for manual journal entries, including specifying the types and levels of review to be performed based on specifically defined criteria associated with the nature and magnitude of manual journal entries.

•

We implemented a Code of Business Conduct and Ethics designed to provide guidance in addressing potentially troublesome situations; to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and; promote full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or furnish to, the SEC and in other public communications we make.

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

Changes in Internal Control over Financial Reporting. Other than as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

The information required by Items 10 through 14 of this Annual Report on Form 10-K, and not otherwise disclosed in this Annual Report, will be included in a subsequent Form 10-K/A and will be incorporated herein by reference. Such information and its location in the 10-K/A will be as follows:

Item 10 – Directors, Executive Officers and Corporate Governance

Item 11 – Executive Compensation

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 – Certain Relationships of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 14 – Principal Accounting Fees and Services

PART IV

Item 15 - Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, and the nine months ended September 30, 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and the nine months ended September 30, 2014

•

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2014 and 2013, and the Statements of Members’ Equity for the nine months ended September 30, 2014 and year ended December 31, 2013

Exhibits

Exhibit No.	Description
2.1

Share Purchase Agreement, dated September 30, 2014, by and among SMSA Gainesville Acquisition Corp., Preferred Rx, LLC, and the Shareholders of Preferred Rx, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

2.2	Transaction Agreement for the Acquisition of Certain Assets of Preferred Rx, LLC by Care Services, LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 17, 2014
3.1	Articles of Incorporation of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
3.2	Amendment No. 1 to Articles of Incorporation, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
3.3	Bylaws of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
10.1	Lease Agreement, dated February 21, 2014, between GML Holdings, LP and SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 8-K filed with the SEC on February 27, 2014
10.2	Lease Agreement, dated July 23, 2007, between Preferred Rx, LLC and Oak Hollow Partners LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
10.3	Employment Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on March 6, 2015**
14.1	Code of Ethics, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*
*	Filed herewith
**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: March 30, 2015	By:	/s/ James York
James York
President and Chief Executive Officer

	By:	/s/ Chuck Talley
Chuck Talley
Chief Financial Officer

