Form 10-K/A
period 2014-12-31
Titanium Healthcare, Inc.
filed 2015-04-27
CIK 1474266

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒

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

Titanium Healthcare, Inc.

Form 10-K for the year ended December 31, 2014

References in this Amendment to Annual Report on Form 10-K/A to “we,” “our,” “us,” or the “Company” refer to Titanium Healthcare, Inc. and its subsidiaries, unless the context requires otherwise.

PART III

EXPLANATORY NOTE

Titanium Healthcare, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (which was filed with the Securities Exchange Commission (the “Commission”) on March 30, 2015) in order to add Part III, which includes the following items:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment. Except as described above, this Amendment does not modify or update the Company’s previously reported financial statements and other disclosures in, or exhibits to, the original filing and all other portions of the Company’s original Form 10-K remain in effect.

Item 10 – Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors (the “Board”) currently has two members, each serving until the expiration of his term and until such director’s successor has been elected or qualified or until such director’s resignation or removal. The Board meets periodically as needed.

Kamran Nezami, age 45, has been a director and Chairman of the Board since December 2013, and was appointed Chief Business Development Officer in March 2015. Previously, Mr. Nezami served as Chief Executive Officer and was on the Board of Managers for Healthscripts Specialty Pharmacy, and served as Chief Executive Officer of Global Molecular Labs, LLC, a clinical laboratory, and In-Office Physician Management Services, LLC, a management services company. Mr. Nezami resigned from these positions so he could serve as the Chairman of the Board and Chief Business Development Officer for our Company. Prior to serving in the aforementioned positions, Mr. Nezami spent 12 years working for major wire houses, including Merrill Lynch, Paine Webber, UBS, and Wachovia Securities. Mr. Nezami attended the University of Houston in Houston, Texas. None of the companies named herein are our parent, subsidiary or an affiliate.

James York, age 37, was appointed as a director and as our Chief Executive Officer in July 2014. Prior to this time, Mr. York served as the President of Sales for Healthscripts Specialty Pharmacy, Global Molecular Labs, and Titan Genomix since December 2013. Prior to December 2013, Mr. York was VP of Sales for Orthofix from 2010 through 2013. From 2006 to 2010, Mr. York was President and CEO of MY Spine Team. Mr. York previously spent over four years as an options and equity trader for Southwest Securities, Inc. and has participated as an investor in five start-up healthcare businesses with operations in clinical research, data management, networking, and neuro-monitoring. Mr. York is a graduate of East Tennessee State University.

Executive Officers

The following table lists the names and ages of our current executive officers and all positions they hold. Each of the listed officers has been elected by the Board and serves at its discretion.

Name	Age	Position(s) Held
Kamran Nezami	45	Chairman of the Board, Chief Business Development Officer
James York	37	Director, President, Chief Executive Officer
Chuck Talley	38	Chief Financial Officer, Secretary, Treasurer
Chris Mashburn	50	Chief Operating Officer

Information regarding Mr. Nezami and Mr. York’s business experience can be found under “Board of Directors” above.

Chuck Talley joined us in June 2014 as Chief Financial Officer, Secretary, and Treasurer. Prior to joining us, Mr. Talley held CFO, controller or external auditor positions with public companies for over 10 years, most recently as the CFO of Tandy Brands Accessories, Inc. Prior to Tandy Brands Accessories, Inc., Mr. Talley was a senior audit manager at PricewaterhouseCoopers, LLP, where he performed financial statement integrated audits for public companies such as Flowserve, EmCare, Greyhound, Stroud Energy, Craftmade International, Mission Foods, Bombay Companies, and others. Mr. Talley is skilled at building and leading finance departments under the regulatory compliance environment required for publicly traded companies. Mr. Talley received his Bachelor of Business Administration in Accounting from Sam Houston State University and has been a Texas certified public accountant since 2003. Chuck Talley replaced the previous Chief Financial Officer, Robert E. Ham, who held the position until June 2014, and received no compensation in 2014 and 2013.

Chris Mashburn joined us in September 2014. In March 2015, he was appointed as Chief Operating Officer. Prior to joining us, Mr. Mashburn served as CEO and President of Penfield’s Office since 2006, a specialty business center tailored for the hospitality industry. Prior to that, he founded a private physical security and outsourced staffing firm in 2001, serving as President and CEO, and expanded the company’s growth in the airline and commercial industries. He managed and oversaw acquisitions and mergers during his time as CEO as well as development of internal processes and controls resulting in a fully ISO 9000 compliant company. Mr. Mashburn served from 1988 to 2004 and retired as Captain from the Texas Department of Public Safety. He was instrumental in creating and implementing training programs used throughout North and South America. He served on the Director's Audit and Inspection staff as well as the Governor’s Security Detail during a presidential campaign and was a recognized expert in criminal and drug interdiction. Mr. Mashburn completed, with honors, the prestigious management course at the University of Louisville, Southern Police Institute. He attended Tarleton State University and the University of Kentucky-Louisville, majoring in Agricultural Business and Business Administration.

Officers generally hold their positions at the pleasure of the Board, absent any employment agreement. Currently, we are a party to an employment agreement with Mr. Nezami that was executed in March 2015. There is no arrangement or understanding between Mr. Nezami, Mr. York, Mr. Talley, Mr. Mashburn and any other person, or any combination thereof, pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly allow them to participate in or influence the management of our affairs. The Board does not have any committees at this time, with the full Board serving the functions of any traditional standing committee.

There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

There are no family relationships between any of our directors and executive officers.

Indemnification of Officers and Directors

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

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by the Nevada Revised Statutes (“NRS”) and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject.

Nevada law provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit or proceeding if the person:

•	Is not liable pursuant to NRS 78.138; and

•

Acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe the conduct was unlawful.

Nevada law also provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that the person is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by the person in connection with the defense or settlement of the action or suit if the person:

•	Is not liable pursuant to NRS 78.138; and

•	Acted in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the corporation.

Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. If a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him or her against expenses, including attorneys’ fees, actually and reasonably incurred by him or her in connection with the defense.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission (“SEC”) the indemnification provided for in our bylaws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during the fiscal year ended December 31, 2014, all persons subject to Section 16(a) were in compliance with its requirements.

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

Code of Ethics

We are committed to conducting business in a lawful and ethical manner. To that end, we have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our directors, officers and other employees. A copy of the Code is available on the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. The Code is designed to:

•	provide guidance in addressing potentially troublesome business situations;

•	promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; and

•	promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us.

We intend to disclose any amendments to, or waivers of, the Code that are required to be disclosed by the rules of the SEC within the time required following the date of the amendment or waiver.

Corporate Governance

As we just recently became an active business, our Board, consisting of Mr. Nezami and Mr. York, does not have an audit, nominating or compensation committee, and we do not have any written charters for such committees. Our Board acts as our audit committee, and we do not have an audit committee financial expert.

Item 11 – Executive Compensation

Executive Compensation

Summary Compensation Table for the Year Ended December 31, 2014

The following table summarizes the compensation earned by our Chief Executive Officer and our two most highly compensated executive officers (collectively, our "named officers") for the year ended December 31, 2014.

Name and Principal Position ($)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)(2)	Total ($)
Kamran Nezami, Director and Chief Business	2014	$10,738	$0	$0	$0	$0	$0	$60,000	$70,738
Development Officer (3)	2013	$0	$0	$0	$0	$0	$0	$0	$0
James York, President and CEO, Director (4)	2014	$81,695	$50,000	$0	$0	$0	$0	$132	$131,827
Chuck Talley, CFO, Treasurer, and Secretary (5)	2014	$98,673	$0	$0	$0	$0	$0	$177	$98,850
Maulik Parikh, Former President and CEO (6)	2014	$0	$0	$0	$0	$0	$0	$0	$0
Robert E. Ham, Former CFO, Treasurer	2014	$0	$0	$0	$0	$0	$0	$0	$0
and Secretary (7)	2013	$0	$0	$0	$0	$0	$0	$0	$0
Paul Interrante, Former Director, CEO and CFO (8)	2013	$0	$0	$0	$0	$0	$0	$0	$0

(1) All other compensation for Mr. York and Mr. Talley represents premiums paid for life insurance.

(2) All other compensation for Mr. Nezami represents Board fees earned or paid in cash for services rendered in all capacities to our Company during the year ended December 31, 2014.

(3) Effective December 31, 2013 and until March 2, 2015, Mr. Nezami served only as a director and Chairman of the Board of Directors of the Company.

(4) Mr. York was appointed as a director and as President and CEO effective July 9, 2014. Mr. York does not receive separate compensation for his service as a director.

(5) Mr. Talley was appointed as CFO, Treasurer and Secretary effective June 19, 2014.

(6) Mr. Parikh was appointed our President and CEO effective February 27, 2014 and resigned those positions effective July 9, 2014. Mr. Parikh received no compensation for his services.

(7) Mr. Ham resigned as our CFO, Treasurer and Secretary effective June 19, 2014. Mr. Ham received no compensation for his services.

(8) Mr. Interrante resigned as our CEO and CFO effective December 20, 2013 and as a director effective December 31, 2013. Mr. Interrante received no compensation for his services.

Prior to 2014, the Chairman of the Board and none of the previous executive officers of the Company received any compensation. We have no other components of our executive compensation which would require the inclusion of other mandated table disclosures.

Beginning in March 2015, we do not pay any separate Board fees for non-independent directors.

Employment, Severance and Change of Control Agreements

In March 2015, we entered into an employment agreement with the Chairman of the Board and Chief Business Development Officer. The term of the employment agreement is for three years and provides for an annual base salary of $180,000. In addition, the executive may be entitled to receive incentive compensation of $45,000 per calendar quarter if we achieve EBITDA targets established by the Board consistent with our annual operating plan. The employment agreement, among other benefits, also provides for reimbursement of expenses incurred in the performance of the executive’s duties, participation in employee benefit programs and benefit plans offered to other comparable officers, the provision of office space and the use of an executive assistant.

The employment agreement contains a non-solicitation agreement which would prohibit the executive from soliciting certain of our employees and shareholders following termination for cause or termination without good reason and provides for standard confidentiality and trade secret protections. In addition to the death or disability of the executive, the employment agreement may be terminated by us for “cause”, which includes the uncured breach of the employment agreement by the executive, fraud, misappropriation or embezzlement of our funds or property, conviction of a felony or violation of any statutory or common law duty owed to us. The executive may also terminate for “good reason” which includes, among other events, a material reduction in authority, responsibilities or title, relocation outside of the State of Texas, a request to perform any illegal act, a reduction in base salary, a material breach of the agreement by us or an adjustment to the EBITDA targets established by the Board of greater than 5% in a year or 10% over the term of the employment agreement. In the event we terminate the employment agreement without “cause” or the executive terminates for “good reason” the executive would be entitled to the base salary then in effect through the remainder of the term of the employment agreement plus incentive compensation projected forward on an annualized basis. The executive would also be entitled to such amounts if such a termination occurred within one year of a change of control of us. If the employment agreement is terminated for “cause” or without “good reason”, the executive will generally only be entitled to accrued but unpaid compensation.

Except for the employment agreement with Mr. Nezamai, as discussed above, we do not maintain any employment, severance or change of control agreements with any other executive officers.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2015, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.

Title or Class of Securities	Name and Address of Beneficial Owner[1]	Amount of Beneficial Ownership[2]	Percentage
Certain Beneficial Owners
Common	Titan Partners, LLC[3] 610 Coit Road, Suite 170, Dallas, Texas 75075	90,170,155	54.28%
Common	Titan Partners Management, LLC[4] 610 Coit Road, Suite 170, Dallas, Texas 75075	90,170,155	54.28%

Directors and Executive Officers
Common	Kamran Nezami[5] 2100 McKinney Ave, Suite 1780 Dallas, Texas 75201	90,170,155	54.28%
Common	James York 2100 McKinney Ave, Suite 1780 Dallas, Texas 75201	2,625,013	1.58%
Common	Chuck Talley 2100 McKinney Ave, Suite 1780 Dallas, Texas 75201	9,100,000	5.48%
Common	Chris Mashburn 2100 McKinney Ave, Suite 1780 Dallas, Texas 75201	1,300,000	0.78%
All Directors and Executive Officers as a Group (4 persons)		103,195,168	62.12%

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

2.	On April 24, 2015, there were 166,117,655 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.

3.	Titan Partners, LLC directly owns 54.28% of our common stock and therefore directly possess voting and investment power with respect to our common stock.

4.

As the manager of Titan Partners, LLC, Titan Partners Management, LLC may be deemed to indirectly possess voting and investment power with respect to 54.28% of our common stock held by Titan Partners, LLC.

5.	As the manager of Titan Partners Management, LLC, Kamran Nezami may be deemed to indirectly possess voting and investment power with respect to 54.28% of our common stock held by Titan Partners, LLC.

Changes in Control

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

On February 21, 2014, we executed a commercial real estate lease with GML Holdings, LP. The term of the lease was for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease is equal to $10,000 per month plus additional rent, which includes all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP is GML Holdings Management, LLC. Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer is a shareholder in GML Holdings Management, LLC, with 50% ownership in the entity. During the year ended December 31, 2014, we incurred $100,000 in rent expense.

In December 2013, Titan Partners, LLC, our majority shareholder, paid $41,057 of legal fees to further develop the current business plan on our behalf.

In October 2014, we entered into certain non-cancellable operating equipment leases with Healthlabs of America, LLC. Our Chairman of the Board and Chief Business Development Officer, Kamran Nezami, and our President and Chief Executive Officer, James York, are shareholders in Healthlabs of America, LLC. Mr. Nezami and Mr. York have ownership interests of 10% and 1%, respectively, in the shares of Healthlabs of America, LLC. These leases had no financial impact to the December 31, 2014 consolidated financial statements. The term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which is expected to be in the second quarter of 2015.

From January 2014 through July 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed certain administrative functions for us. Our Chairman of the Board and Chief Business Development Officer, Kamran Nezami, participated in the management of HMS through July 2014. Through December 31, 2014, HMS incurred $383,350 in third party expenses to facilitate development of our business plan. We did not pay any management fees or mark-ups to HMS for these services.

Except as provided herein, we have not entered into any transactions with a related party. Management does not know of any other transaction it will be entering into with related parties. There is no relationship between our directors and officers.

Pursuant to our current structure of having two directors, each of whom also participate in the management of our controlling shareholder, we have no independent directors, as defined in Rule 5605(a)(2) of the NASDAQ Listing Rules.

Item 14 – Principal Accounting Fees and Services

Changes in and Disagreements with Accountants

On May 5, 2014, to allow for us to proceed with engaging a larger accounting firm due to anticipated near-term growth prospects, Goldman Accounting Services CPA, PLLC informed us it was resigning as our independent registered public accounting firm. The reports of Goldman Accounting Services CPA, PLLC on our financial statements as of and for the years ended December 31, 2013 and 2012 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt about our ability to continue as a going concern. Our Board participated in and approved the decision to change independent registered public accounting firms. During the years ended December 31, 2013 and 2012, there were no disagreements with Goldman Accounting Services CPA, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Goldman Accounting Services CPA, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such year. Goldman Accounting Services CPA, PLLC furnished us with a letter addressed to the SEC stating it did not disagree with the forgoing statements.

On June 19, 2014, we engaged BDO USA, LLP as our new independent registered public accounting firm. Prior to June 19, 2014, we had not consulted with BDO USA, LLP regarding any of the following:

i.	The application of accounting principles to a specific transaction, either completed or proposed;

ii.

The type of audit opinion that might be rendered on our consolidated financial statements, and none of the following was provided to us: (a) a written report, or (b) oral advice that BDO USA, LLP concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue; or

iii.	Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Audit Fees

We paid or accrued the following fees in each of the prior two fiscal years to its former and current principal accountants.

Category	BDO USA, LLP Year Ended December 31, 2014	Goldman Accounting Services Year Ended December 31, 2014	Goldman Accounting Services Year Ended December 31, 2013
Audit Fees (1)	$302,039	$30,745	$9,425
Audit-Related Fees (2)	$616,662	$0	$0
Tax Fees (3)	$0	$0	$375
Total Fees	$918,701	$30,745	$9,800

1.

Audit fees represent fees billed for professional services provided for the audit of our annual financial statements and review of our quarterly financial statements in connection with the filing of current and periodic reports.

2.

Audit-related fees represent fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements in connection with the filing of periodic reports. Audit-related fees are fees billed for assurance and related services and related regulatory filings on the acquisition of Preferred Rx, LLC. Audit-related fees also include fees billed for assurance services rendered during 2014 in connection with a potential acquisition of a laboratory.

3.	Tax fees represent fees billed for professional services for tax compliance, tax advice and tax planning which included preparation of tax returns.

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Goldman Accounting Services CPA, PLLC and BDO USA, LLP maintaining their independence and have determined that these services do not compromise their independence.

We have no formal audit committee. However, the Board serves as our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between us and the auditors that might bear on the auditors’ independence as required by the appropriate rule issued by the Public Company Accounting Oversight Board and the SEC. The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors’ independence. The Board also discussed with management and the independent auditors the quality and adequacy of our internal controls.

Our former principal accountant, Goldman Accounting Services CPA, PLLC, and current principal accountant, BDO USA, LLP, did not engage any other persons or firms other than the principal accountant’s fulltime, permanent employees.

Exhibits

Exhibit No.	Description
2.1

Share Purchase Agreement, dated September 30, 2014, by and among SMSA Gainesville Acquisition Corp., Preferred Rx, LLC, and the Shareholders of Preferred Rx, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

2.2	Transaction Agreement for the Acquisition of Certain Assets of Preferred Rx, LLC by Care Services, LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 17, 2014
3.1	Articles of Incorporation of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
3.2	Amendment No. 1 to Articles of Incorporation, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
3.3	Bylaws of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
10.1	Lease Agreement, dated February 21, 2014, between GML Holdings, LP and SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 8-K filed with the SEC on February 27, 2014
10.2	Lease Agreement, dated July 23, 2007, between Preferred Rx, LLC and Oak Hollow Partners LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
10.3	Employment Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on March 6, 2015**
14.1	Code of Ethics, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
21.1	List of Subsidiaries, incorporated herein by reference to our Form 10-K filed with the SEC on March 30, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.
*	Filed herewith
**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: April 27, 2015	By:	/s/ James York
James York
President and Chief Executive Officer

	By:	/s/ Chuck Talley
Chuck Talley
Chief Financial Officer

