Form 10-Q
period 2015-03-31
Titanium Healthcare, Inc.
filed 2015-05-14
CIK 1474266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: May 12, 2015: 166,395,655 shares of common stock, par value $0.001.

Titanium Healthcare, Inc.

Form 10-Q for the Three Months Ended March 31, 2015

Part I - Financial Information

Item 1 - Financial Statements

Titanium Healthcare, Inc.

Condensed Consolidated Balance Sheets

	Successor Company
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets:
Cash	$18,605	$199,861
Accounts receivable	192,246	169,102
Inventories	30,388	28,621
Prepaid expenses and other current assets	85,887	40,414
Total current assets	327,126	437,998

Property and equipment, net	323,514	323,645

Intangible assets, net	95,577	111,506
Other assets	5,380	60,380
Total other assets	100,957	171,886

Total Assets	$751,597	$933,529

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$846,592	$997,476
Accrued expenses and other current liabilities	783,654	676,462
Earn-out and other amounts payable for acquisition	25,000	25,000
Due to related parties	354,736	388,763
Due to shareholders	74,124	123,326
Total current liabilities	2,084,106	2,211,027

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 165,413,115 and 159,515,885 shares issued and outstanding in 2015 and 2014, respectively	165,413	159,516
Additional paid-in capital	1,908,498	1,324,672
Accumulated deficit	(3,406,420)	(2,761,686)
Total Stockholders' Deficit	(1,332,509)	(1,277,498)

Total Liabilities and Stockholders' Deficit	$751,597	$933,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Successor Company		Predecessor Company
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2014

Revenues	$664,971	$-	$896,231

Operating expenses
Professional fees	327,957	100,390	-
Rent to related party	30,000	10,000	-
Personnel costs	511,945	-	659,499
Shell acquisition costs	-	12,070	-
Transaction costs	76,848	-	-
Administrative services from related parties	-	-	3,650
License fee for software from member	-	-	8,250
Other general and administrative costs	323,843	124,507	49,272
Depreciation and amortization	38,339	-	12,927
Total operating expenses	1,308,932	246,967	733,598

Income (loss) from operations	(643,961)	(246,967)	162,633

Other income (expense)	(773)	-	68

Income (loss) before income tax expense	(644,734)	(246,967)	162,701

Income tax expense	-	-	1,479

Net income (loss)	$(644,734)	$(246,967)	$161,222

Income (loss) per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.00)	$(0.00)	$161.22

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	161,493,210	133,935,107	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2014

Cash flows provided by (used in) operating activities
Net income (loss)	$(644,734)	$(246,967)	161,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	38,339	-	12,927
License fee for software contributed by a member	-	-	8,250
Changes in operating assets and liabilities:
Accounts receivable	(23,144)	-	(135,941)
Inventories	(1,767)	-	-
Prepaid expenses and other assets	9,527	-	1,606
Accounts payable	(150,884)	-	(21,102)
Accrued expenses and other current liabilities	107,192	137,860	26,165
Deferred revenue	-	-	(4,776)
Accrued shell acquisition costs	-	(50,000)	-
Due to related parties	(34,027)	160,540	-
Net cash provided by (used in) operating activities	(699,498)	1,433	48,351

Cash flows used in investing activities
Purchases of property and equipment	(23,279)	-	(2,115)
Proceeds from sale of property and equipment	1,000	-	-
Net cash used in investing activities	(22,279)	-	(2,115)

Cash flows provided by (used in) financing activities
Sale of common stock, net	589,723	(1,433)	-
Due to shareholders	(49,202)	(18)	-
Distributions to members	-	-	(42,000)
Net cash provided by (used in) financing activities	540,521	(1,451)	(42,000)

Net increase (decrease) in cash	(181,256)	(18)	4,236
Cash at beginning of period	199,861	38	107,087
Cash at end of period	$18,605	$20	$111,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Plan of Operations

With respect to this report, the terms “we”, “us”, “our”, “Titanium”, “Titanium Healthcare” and the “Company” refer to Titanium Healthcare, Inc.

Background

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

On December 19, 2013, and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the aquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of our common stock.

On September 30, 2014, we closed a transaction, pursuant to which we acquired 100% of the equity securities of Preferred Rx, LLC ("Preferred Rx") in exchange for cash and contingent consideration. The equity purchase was accounted for as a business combination, wherein we are considered the acquirer for accounting and financial reporting purposes. Upon consummation of the share purchase, Preferred Rx became our 100% wholly-owned subsidiary. Preferred Rx is deemed our predecessor for accounting purposes and may be referred to herein as the “Predecessor Company”.

As a result of this acquisition, we became an active business operating through our subsidiary, the Predecessor Company. We do not consider our operations to be seasonal to any material degree. The Predecessor Company has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We expanded the capabilities of the pharmacy to include filling compounded prescriptions and delivery services.

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

We acquired our first pharmacy, Preferred Rx, LLC (“Preferred Rx”), located in Arlington, Texas, on September 30, 2014, where we fill individual patient prescriptions. We plan to acquire, develop, and operate additional pharmacies and laboratories in various states across the United States, including, but not limited to Arizona, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia.

We will continue to look for ways to expand our “prevention platform” by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“US GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The preparation of our unaudited condensed consolidated financial statements requires the use of estimates that affect the reported value of assets, liabilities, and expenses. These estimates are based on historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for our conclusions. We continually evaluate the information used to make these estimates as the business and economic environment changes, including evaluation of events subsequent to the end of the quarter through the financial statements issuance date. Actual results may differ from these estimates under different assumptions or conditions. Such differences could have a material impact on our future financial position, results of operations, and cash flows.

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K and Form 10-K/A filed with the SEC on March 30, 2015 and April 27, 2015, respectively.

Note 2 – Going Concern Uncertainty and Private Placement

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of March 31, 2015, we had an accumulated deficit of $3,406,420 and a negative working capital of $1,756,980. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status. We have taken the following actions to obtain additional funding and implement our strategic plans as described below to provide the opportunity for us to continue as a going concern.

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

During the Private Placement, we increased the number of our authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and we then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of March 31, 2015 we had received signed subscription agreements from 210 investors raising $1,898,741 in capital and private placement costs of $139,859, and we had 165,413,115 shares of our common stock outstanding, of which 31,478,008 shares were sold in the Private Placement. For the three months ended March 31, 2015, we raised $589,723 in capital. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in the accompanying financial statements. As of May 12, 2015, we have received signed subscription agreements from 216 investors raising $1,996,995 in capital, resulting in a total of 166,395,655 shares of our common stock outstanding, with a par value of $0.001, of which 32,460,548 shares were sold in the Private Placement.

Our business plan and pharmacy operations will require capital for additional acquisitions, and is expected to require capital for licensing, permits, and accreditation from various federal and state agencies as a condition to expanding our operations including, but not limited to, licensure by state medical boards. The process will include certain license applications or the acquisition of pharmacy or laboratory operations with the appropriate licenses, permits or accreditations. The development and operations could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance we will be successful in obtaining such licenses and permits.

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

Note 3 – Acquisition

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

As consideration for the limited liability company membership interests of Preferred Rx, the equity holders would receive earn-out payments in the form of 100% of Preferred Rx’s actual EBITDA (“EBITDA” means our earnings before interest, taxes, depreciation and amortization) and EBITDA from any new customer or contract obtained by the equity holders associated with the call center operations of Preferred Rx for thirteen (13) months after the closing date (each such payment, an “Earn-out Payment”), net of cash previously paid. Each Earn-out Payment would be payable in arrears on the 20th day after the close of each calendar quarter. During October 2014, and in connection with the sale of certain assets and the payments made to the former members as discussed in further detail below, we have no further future obligation to pay any earn-out consideration with respect to our on-call pharmacy business under the Preferred Rx Purchase Agreement.

We also paid the equity holders for all of Preferred Rx’s current assets less current liabilities (excluding a $100,000 accrued contingent liability to an unrelated third party) that existed as of August 31, 2014 (“Net Working Capital”). The Net Working Capital was paid to each equity holder in an amount equal to the percentage of each equity holder’s pro rata share of our Net Working Capital in two equal installments on October 20, 2014 and November 20, 2014.

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

Preferred Rx and Care Services, LLC (“Care Services”) also entered into a Services Agreement whereby Preferred Rx will provide certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses of Preferred Rx. Payments made by Care Services to Preferred Rx under the Services Agreement are treated in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

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

Note 4 - Fair Value of Financial Instruments

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

Note 5 – Disclosures About Segments Of Our Business And Related Information

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

On-call

Our on-call services consist of the coordination of delivery of prescriptions to medical facilities when the facilities’ normal pharmacy is unavailable, such as nights, weekends and holidays. We also provide on-call and call center solutions, including remote order entry and verification services. Major customer contracts were sold to Care Services on October 10, 2014. Revenue for contracts outside of those sold to Care Services were immaterial in the first quarter of 2015.

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

The following table presents operating information by segment and a reconciliation of segment operating income to our consolidated operating income (loss):

	Successor Company		Predecessor Company
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$896,231
Pharmacy	62,826	-	-
Pharmacogenomics	600,078	-	-
Total	664,971	-	896,231

Allocated segment operating expenses:
On-call	16,085	-	733,598
Pharmacy	122,944	-	-
Pharmacogenomics	125,664	-	-
Total	264,693	-	733,598

Segment income (loss):
On-call	(14,018)	-	162,633
Pharmacy	(60,118)	-	-
Pharmacogenomics	474,414	-	-
Total	400,278	-	162,633

Unallocated operating expenses:
Professional fees	327,957	100,390	-
Rent to related party	30,000	10,000	-
Personnel costs	407,107	-	-
Shell acquisition costs	-	12,070	-
Transaction costs	76,848	-	-
Other general and administrative costs	202,327	124,507	-
Total	1,044,239	246,967	-

Income (loss) from operations	$(643,961)	$(246,967)	$162,633

Separate measures of our assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by us to evaluate segment performance. Assets are used on an interchangeable basis across our reportable segments.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Successor Company
	March 31,	December 31,
	2015	2014

Compensation and employee benefits	$268,067	$338,001
Commissions	30,074	11,530
Professional fees	294,961	111,624
Software expenses	7,921	22,364
Telephone contingent liability	100,000	100,000
Deferred rent expenses	6,235	6,954
Other current liabilities	76,396	85,989
Total accrued expenses and other current liabilities	$783,654	$676,462

Note 7 - Related Party Transactions

Successor Company

On February 21, 2014, we executed a commercial real estate lease with GML Holdings, LP. The term of the lease was for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease was equal to $10,000 per month plus additional rent, which included all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord’s share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP (“GML”) is GML Holdings Management, LLC. Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer is a shareholder in GML Holdings Management, LLC. During the three months ended March 31, 2015, we incurred $30,000 in rent expense which is included in rent to related party in the unaudited condensed consolidated statements of operations. On April 29, 2015, we entered into a lease termination agreement with GML Holdings, LP. Under this agreement, we terminated the lease and agreed to pay $80,000 to the landlord in consideration of past-due rent, which amount is evidenced by a promissory note. In addition, the landlord was entitled to retain any and all security deposits.

In December 2013, Titan Partners, LLC, our majority shareholder, paid $41,057 of legal fees to further develop the current business plan on our behalf. During the three months ended March 31, 2015, we paid approximately $49,000 in legal and other fees on behalf of Titan Partners, LLC, resulting in approximately $8,000 due from Titan Partners, LLC. This amount was included in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due to us is unsecured, non-interest bearing, and due on demand.

In October 2014, a shareholder paid approximately $82,000 to us to help fund operating expenses. This amount has been reflected as due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

In October 2014, we entered into certain noncancellable operating equipment leases with Healthlabs of America, LLC. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, and our President and Chief Executive Officer, James York, are shareholders in Healthlabs of America, LLC. These operating leases had no financial impact to the unaudited condensed consolidated statements of operations during the three months ended March 31, 2015. The term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which is expected to be late in the second quarter of 2015.

From January 2014 through July of 2014, a related party, Healthscripts Management Services, LLC (“HMS”) performed certain administrative functions for us. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, participated in the management of HMS through July 2014. At March 31, 2015, we owed HMS $284,736 for third party expenses paid on our behalf to facilitate development of our business plan in the prior year. We did not pay any management fees or mark-ups to HMS for these services. The amounts owed are included in the due to related parties line in the unaudited condensed consolidated balance sheets.

Effective March 25, 2015, we entered into pharmacy service agreements with certain Healthscripts of America entities, in which we will provide certain pharmacy fulfillment services beginning in April 2015 at rates considered to be fair market value for the services we provide. The Manager and a shareholder of each of the Healthscripts of America entities is Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer.

Predecessor Company

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. For the three months ended March 31, 2014, related parties include the following:

During the three months ended March 31, 2014, Preferred Rx used a company owned by a member for accounting services and incurred $3,650 in fees which are included in Administrative services from related parties in the unaudited condensed consolidated statements of operations.

One of the members of Preferred Rx also served on the board of directors of Preferred Rx’s bank.

Preferred Rx licensed its call center software from a member and recorded a license fee of $8,250 in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014. The license fee was based on the estimated fair value for the use of the software and was considered as contributed paid in capital for the three months ended March 31, 2014.

Note 8 - Income Taxes

Successor Company

The effective income tax rate for the three months ended March 31, 2015 and 2014 was 0%. At March 31, 2015 and 2014, based on current and past net operating losses and all available evidence, it was determined it was more likely than not that the net deferred assets will not be realized. Accordingly, a full valuation allowance was maintained against the deferred tax assets. The factors that cause the effective tax rate to vary from the federal statutory rate of 34% include the impact of certain non-deductible expenses and the change in valuation allowance against our net deferred tax assets.

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

Because the Predecessor Company is a pass-through entity for federal income tax purposes and for substantially all of the state jurisdictions in which it was required to file an income tax return, the effect of any changes in tax positions that result from an examination of its tax returns are borne principally by the individual members. Tax returns for 2009 and later are still subject to examination by the federal and state tax authorities. Any penalties and interest assessed by taxing authorities are included in income tax expense. There were no such amounts included in income tax expense in the three months ended March 31, 2014.

The Predecessor Company incurred state franchise taxes and the financial statements included a provision for the franchise tax effect of transactions reported in the financial statements. State franchise tax expense for the three months ended March 31, 2014, which is included in income tax expense was $1,479.

Note 9 – Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. For the three months ended March 31, 2015 and 2014, there were no dilutive potential common shares and basic and diluted income (loss) per common share are the same.

Note 10 - Capital Stock Transactions and Forward Stock-Split

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

Note 11 – Major Customer

One customer accounted for approximately 93% of the Predecessor Company’s total revenue for the three months ended March 31, 2014, and approximately 95% of the Predecessor Company’s total accounts receivable as of March 31, 2014. As a result of the sale of certain customer contracts to Care Services, LLC on October 10, 2014, we do not expect to recognize any additional revenue for this customer subsequent to the date of the sale of these contracts.

Note 12 - Subsequent Events

On April 29, 2015, we entered into a lease termination agreement with GML Holdings, LP. Under this agreement, we terminated the lease and agreed to pay $80,000 to the landlord in consideration of past-due rent, which amount is evidenced by a promissory note. In addition, the landlord was entitled to retain any and all security deposits.

Effective May 12, 2015, our Board of Directors expanded the size of the Board of Directors to four members and appointed Mr. Chuck Talley and Mr. Chris Mashburn to fill the positions created by the expansion. Mr. Talley is our Chief Financial Officer and Mr. Mashburn is our Chief Operating Officer. The appointments of Mr. Talley and Mr. Mashburn were not in connection with any arrangement or understanding between us, the individuals or any other person.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Some of the factors that we believe could affect our results include:

-	limitations on our ability to begin or grow revenue-generating operations and implement our business plan;

-	limitations on available capital and resources, including financial and personnel resources;

-	the timing of and our ability to obtain financing on acceptable terms;

-	dependence on third-party payors;

-	the effects of changing economic conditions;

-	the loss of members of our management team or other key personnel;

-	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

-	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

On September 30, 2014, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx, LLC (“Preferred Rx”) in exchange for cash and contingent consideration. Upon consummation of the transaction, Preferred Rx became our wholly-owned subsidiary.

As a result of this acquisition, we became an active business operating through our subsidiary, Preferred Rx. Preferred Rx has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We have expanded the capabilities of the pharmacy to include filling compounded prescriptions and delivery services.

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

We believe that each of our proposed business verticals play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. The compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allows physicians more decision making tools in prescribing proper medicines and dosages to their patients.

We plan to acquire, develop, and operate additional pharmacies and laboratories in various states across the United States, including, but not limited to Arizona, California, Connecticut, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Ohio, Texas, and Virginia.

We will continue to look for ways to expand our “prevention platform” by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

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

As of March 31, 2015 we sold an aggregate of 31,478,008 shares of common stock in exchange for a combined total of $1,898,741 in the ongoing Private Placement. As of March 31, 2015, the additional shares sold in the Private Placement represent 19.0% of the issued and outstanding shares of common stock.

Through May 12, 2015 we have sold an aggregate of 32,460,548 shares of common stock in exchange for a combined total of $1,996,995 in the ongoing Private Placement. As of May 12, 2015, the additional shares sold in the Private Placement represent 19.5% of the issued and outstanding shares of common stock.

Three Months Ended March 31, 2015 compared to March 31, 2014

Business Segments

The following table presents revenue and operating expenses for our business segments. Other financial information about our segments is incorporated herein by reference to Note 5 of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

	Successor Company		Predecessor Company
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$896,231
Pharmacy	62,826	-	-
Pharmacogenomics	600,078	-	-
Total	664,971	-	896,231

Allocated segment operating expenses:
On-call	16,085	-	733,598
Pharmacy	122,944	-	-
Pharmacogenomics	125,664	-	-
Total	264,693	-	733,598

Segment income (loss):
On-call	(14,018)	-	162,633
Pharmacy	(60,118)	-	-
Pharmacogenomics	474,414	-	-
Total	400,278	-	162,633

Unallocated operating expenses:
Professional fees	327,957	100,390	-
Rent to related party	30,000	10,000	-
Personnel costs	407,107	-	-
Shell acquisition costs	-	12,070	-
Transaction costs	76,848	-	-
Other general and administrative costs	202,327	124,507	-
Total	1,044,239	246,967	-

Income (loss) from operations	$(643,961)	$(246,967)	$162,633

Revenues

We acquired our first pharmacy and began servicing our compounding prescription business through that pharmacy on September 30, 2014. Prior to this acquisition, we were a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. We commenced our compounding business in the fourth quarter of 2014, and we had compounding revenue of $62,826 for the three months ended March 31, 2015. We expect compounding revenues to increase in the second quarter of 2015 as a result of pharmacy service agreements we entered into with certain Healthscripts of America entities, in which we will provide certain pharmacy fulfillment services beginning in April 2015.

Net revenue for the on-call business was $2,067 for the three months ended March 31, 2015, which was down significantly from revenue generated by the Predecessor Company in the prior period due to the sale of certain customer contracts to Care Services, LLC (“Care Services”) on October 10, 2014. As a result of this sale, we expect future on-call revenue to be minimal.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we are paid on a monthly basis by the lab for services performed. During the three months ended March 31, 2015, we had revenue of $600,078 for our pharmacogenomics business.

Operating Expenses

Total segment operating expenses for the Successor Company were $264,693 and $0 for the three months ended March 31, 2015 and 2014, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our new pharmacy and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The large decline in operating expenses between the Successor Company and the Predecessor Company for the three months ended March 31, 2015 and 2014 for the on-call business was due to the Services Agreement entered into with Care Services in which Care Services would reimburse us for costs incurred with servicing customer contracts purchased by them on October 10, 2014. As a result of this sale, we expect future operating expenses associated with our on-call business to be minimal.

The increase in total unallocated operating expenses from the three months ended March 31, 2015 to the same period ended March 31, 2014, was due to expenses associated with the acquisition of Preferred Rx and due diligence on other potential acquisitions, legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Liquidity and Capital Resources

Going Concern Uncertainties

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of March 31, 2015, we had an accumulated deficit of $3,406,420 and a negative working capital of $1,756,980. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status.

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

Cash Flows of Successor Company

At March 31, 2015 and 2014, excluding amounts due to shareholders and shell acquisition costs, we had working capital of approximately $(1,682,856) and $(251,929), respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan, deferring payments to certain vendors, through acquisition earn-out and working capital considerations, and through the sale of our common stock.

Investing activities for the three months ended March 31, 2015 primarily related to capital expenditures associated with machinery and equipment and software to enhance our compounding and lab operations.

Financing activities for the three months ended March 31, 2015 included $589,723 in funding, net of costs, associated with our private placement and legal fee payments made for our largest shareholder, Titan Partners, LLC.

Cash Flows of Predecessor Company

Operating cash flows for the three months ended March 31, 2014 were $48,351 primarily due to net income and positive cash flows generated from operating the on-call business.

Investing activities for the three months ended March 31, 2014 primarily related to capital expenditures to make improvements to software used to support the on-call business.

Financing activities included $42,000 in distributions to member owners during the three months ended March 31, 2014.

Critical Accounting Policies

There have been no significant changes in the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Smaller reporting companies are not required to provide the information required by this item.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2015. Our disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not sufficient as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014, as filed with the SEC on March 30, 2015 and April 27, 2015, respectively, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of May 14, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

The information required by this Item was previously disclosed in our Annual Report filed with the SEC on March 30, 2015. Since that filing, we have sold the following shares of common stock in the Private Placement:

•

On March 24, 2015, we issued 6,630 shares of common stock for an aggregate purchase price of $663 to one non-accredited investor that satisfied investor suitability criteria required for a private placement.

•

On March 27, 2015, we issued 57,200 shares of common stock for an aggregate purchase price of $5,720 to one non-accredited investor that satisfied investor suitability criteria required for a private placement.

•	On March 31, 2015, we issued 11,440 shares of common stock for an aggregate purchase price of $1,144 to one accredited investor.

•	On April 1, 2015, we issued 143,000 shares of common stock for an aggregate purchase price of $14,300 to one accredited investor.

•	On April 2, 2015, we issued 57,200 shares of common stock for an aggregate purchase price of $5,720 to one accredited investor.

•	On April 15, 2015, we issued 196,340 shares of common stock for an aggregate purchase price of $19,634 to two accredited investors.

•	On April 16, 2015, we issued 300,000 shares of common stock for an aggregate purchase price of $30,000 to one accredited investor.

•	On May 5, 2015, we issued 286,000 shares of common stock for an aggregate purchase price of $28,600 to one accredited investor.

Item 6 - Exhibits

Exhibit No.	Description

2.1

Share Purchase Agreement, dated September 30, 2014, by and among SMSA Gainesville Acquisition Corp., Preferred Rx, LLC, and the Shareholders of Preferred Rx, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

2.2	Transaction Agreement for the Acquisition of Certain Assets of Preferred Rx, LLC by Care Services, LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 17, 2014

3.1	Articles of Incorporation of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009

3.2	Amendment No. 1 to Articles of Incorporation, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

3.3	Bylaws of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009

10.1	Lease Agreement, dated February 21, 2014, between GML Holdings, LP and SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 8-K filed with the SEC on February 27, 2014

10.2	Lease Agreement, dated July 23, 2007, between Preferred Rx, LLC and Oak Hollow Partners LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

10.3	Employment Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on March 6, 2015**

10.4	Promissory Note delivered to GML Holdings, LP dated April 29, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on May 5, 2015

10.5	Lease Termination Agreement between Titanium Healthcare, Inc. and GML Holdings, LP dated April 29, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on May 5, 2015

14.1	Code of Ethics, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

31.1	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Operating Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: May 14, 2015	By:	/s/ Chris Mashburn
	Name:	Chris Mashburn
	Title:	Chief Operating Officer

By:	/s/ Chuck Talley
Name:	Chuck Talley
Title:	Chief Financial Officer

