Form 10-Q
period 2015-06-30
Titanium Healthcare, Inc.
filed 2015-08-14
CIK 1474266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: August 12, 2015: 167,108,975 shares of common stock, par value $0.001.

Titanium Healthcare, Inc.

Form 10-Q for the Three and Six Months Ended June 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

Titanium Healthcare, Inc.

Condensed Consolidated Balance Sheets

	Successor Company
	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current Assets:
Cash	$94,312	$199,861
Accounts receivable	295,882	169,102
Inventories	32,827	28,621
Prepaid expenses and other current assets	67,610	40,414
Total current assets	490,631	437,998

Property and equipment, net	306,249	323,645

Intangible assets, net	79,648	111,506
Other assets	5,380	60,380
Total other assets	85,028	171,886

Total Assets	$881,908	$933,529

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,204,678	$997,476
Accrued expenses and other current liabilities	601,254	676,462
Earn-out and other amounts payable for acquisition	25,000	25,000
Due to related parties	425,152	388,763
Due to shareholders	187,122	123,326
Total current liabilities	2,443,206	2,211,027

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 166,795,855 and 159,515,885 shares issued and outstanding in 2015 and 2014, respectively	166,796	159,516
Additional paid-in capital	2,045,389	1,324,672
Accumulated deficit	(3,773,483)	(2,761,686)
Total Stockholders' Deficit	(1,561,298)	(1,277,498)

Total Liabilities and Stockholders' Deficit	$881,908	$933,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Successor Company Three months ended		Predecessor Company Three months ended
	June 30,		June 30,
	2015	2014	2014

Revenues	$904,034	$-	$820,709

Operating expenses
Professional fees	60,655	263,262	-
Rent to related party	38,038	30,000	-
Personnel costs	502,665	36,720	796,522
Transaction costs	30,793	-	-
Commissions to related parties	121,183	-	-
Administrative services from related parties	-	-	2,895
License fee for software from member	-	-	8,250
Other general and administrative costs	473,641	41,650	65,102
Depreciation and amortization	38,722	-	12,927
Total operating expenses	1,265,697	371,632	885,696

Loss from operations	(361,663)	(371,632)	(64,987)

Other income	-	-	529

Loss before income tax expense	(361,663)	(371,632)	(64,458)

Income tax expense	5,400	-	3,469

Net loss	$(367,063)	$(371,632)	$(67,927)

Loss per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.00)	$(0.00)	$(67.93)

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	166,389,502	136,542,545	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Successor Company Six months ended		Predecessor Company Six months ended
	June 30,		June 30,
	2015	2014	2014

Revenues	$1,569,005	$-	$1,716,940

Operating expenses
Professional fees	388,612	363,652	-
Rent to related party	68,038	40,000	-
Personnel costs	1,014,610	36,720	1,456,021
Shell acquisition costs	-	12,070	-
Transaction costs	107,641	-	-
Commissions to related parties	121,183	-	-
Administrative services from related parties	-	-	6,545
License fee for software from member	-	-	16,500
Other general and administrative costs	797,484	166,157	114,374
Depreciation and amortization	77,061	-	25,854
Total operating expenses	2,574,629	618,599	1,619,294

(Loss) income from operations	(1,005,624)	(618,599)	97,646

Other (expense) income	(773)	-	597

(Loss) income before income tax expense	(1,006,397)	(618,599)	98,243

Income tax expense	5,400	-	4,948

Net (loss) income	$(1,011,797)	$(618,599)	$93,295

(Loss) income per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.01)	$(0.00)	$93.30

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	163,954,818	135,246,030	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Successor Company Six months ended		Predecessor Company Six months ended
	June 30,		June 30,
	2015	2014	2014

Cash flows (used in) provided by operating activities
Net (loss) income	$(1,011,797)	$(618,599)	93,295
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	77,061	-	25,854
License fee for software contributed by a member	-	-	16,500
Changes in operating assets and liabilities:
Accounts receivable	(126,780)	-	(85,108)
Inventories	(4,206)	-	-
Prepaid expenses and other assets	27,804	(42,111)	(45)
Accounts payable	207,202	302,268	(13,516)
Accrued expenses and other current liabilities	(75,208)	63,518	72,097
Deferred revenue	-	-	(4,390)
Accrued shell acquisition costs	-	(109,548)	-
Due to related parties	36,389	237,012	-
Net cash (used in) provided by operating activities	(869,535)	(167,460)	104,687

Cash flows used in investing activities
Purchases of property and equipment	(28,807)	-	(5,825)
Proceeds from sale of property and equipment	1,000	-	-
Net cash used in investing activities	(27,807)	-	(5,825)

Cash flows provided by (used in) financing activities
Sale of common stock, net	727,997	446,402	-
Subscription receivable	-	(10,000)	-
Due to shareholders	63,796	(18)	-
Distributions to members	-	-	(82,000)
Net cash provided by (used in) financing activities	791,793	436,384	(82,000)

Net (decrease) increase in cash	(105,549)	268,924	16,862
Cash at beginning of period	199,861	38	107,087
Cash at end of period	$94,312	$268,962	$123,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Plan of Operations

With respect to this report, the terms "we", "us", "our", "Titanium", "Titanium Healthcare" and the "Company" refer to Titanium Healthcare, Inc.

Background

We were organized on September 9, 2009, as a Nevada corporation to effect the reincorporation of Senior Management Services of Gainesville, Inc., a Texas corporation ("Senior Management Services"), mandated by the plan of reorganization for Senior Management Services as confirmed by the U. S. Bankruptcy Court for the Northern District of Texas, Dallas Division, on August 1, 2007. The emergence from Chapter 11 of Title 11 of the United States Code on August 1, 2007, created the combination of a change in majority ownership and voting control - that is, loss of control by the then-existing shareholders, a court-approved reorganization, and a reliable measure of the entity's fair value - resulting in a fresh start, creating, in substance, a new reporting entity. Accordingly, our company, post-bankruptcy, had no significant assets, liabilities or operating activities. As a result, we were considered a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares, or 98.92% of our then issued and outstanding common stock. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of our common stock. As of August 12, 2015, Titan Partners, LLC owned 89,040,034 shares of our common stock.

On September 30, 2014, we closed a transaction, pursuant to which we acquired 100% of the equity securities of Preferred Rx, LLC ("Preferred Rx") in exchange for cash and contingent consideration. The equity purchase was accounted for as a business combination, wherein we are considered the acquirer for accounting and financial reporting purposes. Upon consummation of the share purchase, Preferred Rx became our 100% wholly-owned subsidiary. Preferred Rx is deemed our predecessor for accounting purposes and may be referred to herein as the "Predecessor Company".

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

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to "TIHC". We have discontinued using the name SMSA Gainesville Acquisition Corp.

Plans of Operations

Our business plan is to become a diversified healthcare ancillaries and life sciences company. The immediate focus of our plan is on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, we intend to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

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

We acquired our first pharmacy, Preferred Rx, LLC ("Preferred Rx"), located in Arlington, Texas, on September 30, 2014, where we fill individual patient prescriptions. We plan to acquire, develop, and operate additional pharmacies, laboratories and physical therapy centers in various states across the United States, including, but not limited to Arizona, California, Georgia, Illinois, Louisiana, Maryland, New Jersey, New York, Ohio, Pennsylvania, Texas, and Virginia.

We will continue to look for ways to expand our "prevention platform" by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10 Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America ("US GAAP") for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value rather than the lower of cost or market. The standard will be effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance shall be applied prospectively and early adoption is permitted. The Company will adopt this guidance in the first quarter of 2017. The impact is not expected to be material.

In February 2015, the FASB issued ASU Update 2015-02, "Consolidation" ("ASU 2015-02"). This Update was issued to address concerns about the current accounting for consolidation by changing the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this Update: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2) Eliminate the presumption that a general partner should consolidate a limited partnership; 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in ASU 2015-02 are effective for the Company beginning in 2016. Early adoption is permitted and both retrospective and modified retrospective application is permitted. We currently intend to adopt ASU 2015-02 on January 1, 2016. We do not anticipate that our adoption of ASU 2015-02 will have a material impact on the Company's financial statements or related disclosures as we are not currently involved with the types of legal entities to which the amendments apply.

In January 2015, the FASB issued ASU Update 2015-01, "Income Statement - Extraordinary and Unusual Items" ("ASU 2015-01"). This Update eliminates from U.S. GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently have been retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments in ASU 2015-01 are effective for the Company beginning in 2016. Early adoption is permitted and both prospective and retrospective application is permitted. We currently intend to adopt ASU 2015-01 on January 1, 2016 and apply its provisions on a prospective basis. We don't anticipate that application of ASU 2015-01 will have a material impact on the Company's financial statements or related disclosures.

Note 2 - Going Concern Uncertainty and Private Placement

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of June 30, 2015, we had an accumulated deficit of $3,773,483 and negative working capital of $1,952,575. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status. We have taken the following actions to obtain additional funding and implement our strategic plans as described below to provide the opportunity for us to continue as a going concern.

On March 10, 2014, we commenced a private placement of our shares of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry as described further below (the "Private Placement"). We seek to raise $5,375,000 through this Private Placement to build a network of physicians, fund operations, expansion, acquisitions and contribute to undepreciated tangible asset goals.

During the Private Placement, we increased the number of our authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and we then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of June 30, 2015 we had received signed subscription agreements from 220 investors raising $2,037,015 in capital and private placement costs of $139,859, and we had 166,795,855 shares of our common stock outstanding, of which 32,860,748 shares were sold in the Private Placement. For the six months ended June 30, 2015, we raised $727,997 in capital. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in the accompanying condensed consolidated financial statements. As of August 12, 2015, we have received signed subscription agreements from 223 investors raising $2,068,327 in capital, resulting in a total of 167,108,975 shares of our common stock outstanding, with a par value of $0.001, of which 33,173,868 shares were sold in the Private Placement.

Our business plan and operations will require capital for additional acquisitions and expansion, and is expected to require capital for licensing, permits, and accreditation from various federal and state agencies as a condition to expanding our operations including, but not limited to, licensure by state medical boards. The process will include certain license applications or the acquisition of pharmacy or laboratory operations with the appropriate licenses, permits or accreditations. The development and operations could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance we will be successful in obtaining such licenses and permits.

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

Note 3 - Acquisition

On September 30, 2014, we entered into and closed the transaction contemplated by the Purchase and Sale Agreement (the "Purchase Agreement") with Preferred Rx, LLC, a Texas limited liability company, and its equity holders. Pursuant to the terms of the Purchase Agreement, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration (the "Share Purchase"). As a result of the Share Purchase, Preferred Rx became our wholly-owned subsidiary.

As consideration for the limited liability company membership interests of Preferred Rx, the equity holders would receive earn-out payments in the form of 100% of Preferred Rx's actual EBITDA ("EBITDA" means our earnings before interest, taxes, depreciation and amortization) and EBITDA from any new customer or contract obtained by the equity holders associated with the call center operations of Preferred Rx for thirteen (13) months after the closing date (each such payment, an "Earn-out Payment"), net of cash previously paid. Each Earn-out Payment would be payable in arrears on the 20th day after the close of each calendar quarter. During October 2014, and in connection with the sale of certain assets and the payments made to the former members as discussed in further detail below, we have no further future obligation to pay any earn-out consideration with respect to our on-call pharmacy business under the Preferred Rx Purchase Agreement.

We also paid the equity holders for all of Preferred Rx's current assets less current liabilities (excluding a $100,000 accrued contingent liability to an unrelated third party) that existed as of August 31, 2014 ("Net Working Capital"). The Net Working Capital was paid to each equity holder in an amount equal to the percentage of each equity holder's pro rata share of our Net Working Capital in two equal installments on October 20, 2014 and November 20, 2014.

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

Our estimate of the net assets' fair value exceeded the estimated fair value of the total consideration we paid and will pay over the earn-out period due to Preferred Rx's uncertainties related to extending its contract with its largest customer to continue to perform on-call services. As a result, we recognized a $155,072 bargain purchase gain, which was $236,472 net of $81,400 in deferred tax liabilities.

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

Sale of Certain Acquired Assets from Preferred Rx and Settlement of Earn-out Considerations

In a separate transaction on October 10, 2014, we entered into a definitive agreement to sell certain non-strategic assets associated with our on-call pharmacy business. The transaction was completed pursuant to the terms of a Transaction Agreement entered into between us, the former shareholders of Preferred Rx and Care Services, LLC (the "On-Call Transaction"). The assets sold in the On-Call Transaction included certain software and customer contracts associated with the on-call pharmacy business conducted by Preferred Rx.

Preferred Rx and Care Services, LLC ("Care Services") also entered into a Services Agreement whereby Preferred Rx will provide certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses of Preferred Rx. Payments made by Care Services to Preferred Rx under the Services Agreement are treated in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

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

Note 5 - Disclosures About Segments Of Our Business And Related Information

We are organized along three operating and reporting segments consisting of (1) pharmacy, (2) on-call services and (3) pharmacogenomics. Our chief operating decision makers are considered to be our senior management team which includes our Chief Financial Officer, Chief Business Development Officer, Chief Marketing Officer and Chief Operating Officer. The chief operating decision makers allocate resources and assess performance of the business and other activities at the three operating segment level.

Pharmacy

Our pharmacy services consist of fulfilling legal prescriptions for compounded medications that are mixed together upon receipt of such prescription for an individual patient to treat a condition diagnosed by the prescriber. Compounding operations began on September 30, 2014, upon the consummation of the acquisition of Preferred Rx.

On-call

Our on-call services consist of the coordination of delivery of prescriptions to medical facilities when the facilities' normal pharmacy is unavailable, such as nights, weekends and holidays. We also provide on-call and call center solutions, including remote order entry and verification services. Major customer contracts were sold to Care Services on October 10, 2014. Revenue for contracts outside of those sold to Care Services were immaterial in the first half of 2015.

Pharmacogenomics

Our pharmacogenomics services consist of providing marketing, education, specimen transport, processing, and molecular and other laboratory testing services for physician practices and clinics for administrative service fees. Operations began on December 1, 2014, upon consummation of the Administrative Services Agreement with a pharmacogenomics lab.

The following tables present operating information by segment and a reconciliation of segment operating income to our consolidated operating loss for the three months ended June 30, 2015:

	Successor Company Three months ended		Predecessor Company Three months ended
	June 30,		June 30,
	2015	2014	2014
Revenues:
On-call	$-	$-	$820,709
Pharmacy	379,034	-	-
Pharmacogenomics	525,000	-	-
Total	904,034	-	820,709

Allocated segment operating expenses:
On-call	24,343	-	885,696
Pharmacy	395,387	-	-
Pharmacogenomics	146,366	-	-
Total	566,096	-	885,696

Segment income (loss):
On-call	(24,343)	-	(64,987)
Pharmacy	(16,353)	-	-
Pharmacogenomics	378,634	-	-
Total	337,938	-	(64,987)

Unallocated operating expenses:
Professional fees	60,655	263,262	-
Rent to related party	38,038	30,000	-
Personnel costs	388,299	36,720	-
Transaction costs	30,793	-	-
Other general and administrative costs	181,816	41,650	-
Total	699,601	371,632	-

Loss from operations	$(361,663)	$(371,632)	$(64,987)

The following tables present operating information by segment and a reconciliation of segment operating income to our consolidated operating (loss) income for the six months ended June 30, 2015:

	Successor Company Six months ended		Predecessor Company Six months ended
	June 30,		June 30,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$1,716,940
Pharmacy	441,860	-	-
Pharmacogenomics	1,125,078	-	-
Total	1,569,005	-	1,716,940

Allocated segment operating expenses:
On-call	40,428	-	1,619,294
Pharmacy	518,331	-	-
Pharmacogenomics	272,030	-	-
Total	830,789	-	1,619,294

Segment income (loss):
On-call	(38,361)	-	97,646
Pharmacy	(76,471)	-	-
Pharmacogenomics	853,048	-	-
Total	738,216	-	97,646

Unallocated operating expenses:
Professional fees	388,612	363,652	-
Rent to related party	68,038	40,000	-
Personnel costs	795,406	36,720	-
Shell acquisition costs	-	12,070	-
Transaction costs	107,641	-	-
Other general and administrative costs	384,143	166,157	-
Total	1,743,840	618,599	-

(Loss) income from operations	$(1,005,624)	$(618,599)	$97,646

Separate measures of our assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by us to evaluate segment performance. Assets are used on an interchangeable basis across our reportable segments.

Note 6 - Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Successor Company
	June 30,	December 31,
	2015	2014

Compensation and employee benefits	$240,743	$338,001
Commissions	40,148	11,530
Professional fees	33,407	111,624
Software expenses	7,921	22,364
Rent expenses	66,560	-
Telephone contingent liability	100,000	100,000
Deferred rent expenses	5,515	6,954
Other current liabilities	106,960	85,989
Total accrued expenses and other current liabilities	$601,254	$676,462

Note 7 - Related Party Transactions

Successor Company

On February 21, 2014, we executed a commercial real estate lease with GML Holdings, LP. The term of the lease was for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease was equal to $10,000 per month plus additional rent, which included all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord's share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP ("GML") is GML Holdings Management, LLC. Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer is a shareholder in GML Holdings Management, LLC. During the three and six months ended June 30, 2015, we incurred $10,000 and $40,000, respectively in rent expense which is included in rent to related party in the unaudited condensed consolidated statements of operations. On April 29, 2015, we entered into a lease termination agreement with GML Holdings, LP. Under this agreement, we terminated the lease and agreed to pay $80,000 to the landlord in consideration of past-due rent, which amount is evidenced by a promissory note. In addition, the landlord was entitled to retain any and all security deposits. At June 30, 2015, $76,000 in consideration remained due and was included in due to related parties in the condensed consolidated balance sheets.

In December 2013, Titan Partners, LLC, our majority shareholder, paid $41,057 of legal fees to further develop the current business plan on our behalf. During the six months ended June 30, 2015, Titan Partners, LLC paid $54,000 on our behalf to further develop our current business plan. During the same time period, we paid legal fees on Titan Partners, LLC's behalf of approximately $42,000, resulting in approximately $53,000 due to Titan Partners, LLC. This amount was included in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

In October 2014, a shareholder paid approximately $82,000 to us to help fund operating expenses. This amount has been reflected in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

In the second quarter 2015, a shareholder performed certain administrative services associated with our pharmacogenomics segment and was owed approximately $48,000 at June 30, 2015. This amount has been reflected in the due to shareholders line in the accompanying unaudited condensed balance sheets.

In October 2014, we entered into certain noncancellable operating equipment leases with Healthlabs of America, LLC. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, and our former President and Chief Executive Officer, James York, are shareholders in Healthlabs of America, LLC. These operating leases had no financial impact to the unaudited condensed consolidated statements of operations during the three and six months ended June 30, 2015. The term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which is expected to be late in the third quarter of 2015.

From January 2014 through July of 2014, a related party, Healthscripts Management Services, LLC ("HMS") performed certain administrative functions for us. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, participated in the management of HMS through July 2014. At June 30, 2015, we owed HMS $284,736 for third party expenses paid on our behalf to facilitate development of our business plan in the prior year. We did not pay any management fees or mark-ups to HMS for these services. The amounts owed are included in the due to related parties line in the unaudited condensed consolidated balance sheets.

Effective March 25, 2015, we entered into pharmacy service agreements with certain Healthscripts of America entities, in which we will provide certain pharmacy fulfillment services beginning in April 2015 at rates considered to be fair market value for the services we provide. The Manager and a shareholder of each of the Healthscripts of America entities is Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer. During the three and six months ended June 30, 2015, we incurred $121,183 in commissions expense which is included in commissions to related parties in the unaudited condensed consolidated statements of operations. At June 30, 2015, we owed $64,416 in commissions under these service agreements. This amount is included in the due to related parties line in the accompanying unaudited condensed consolidated balance sheets.

Beginning April 1, 2015, we began renting certain office space located in Dallas, Texas from HMS on a month-to-month basis. For the three and six months ended June 30, 2015, we incurred $28,038 in rent expense which is included in rent to related party in the unaudited condensed consolidated statements of operations.

Predecessor Company

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. For the three and six months ended June 30, 2014, related parties include the following:

During the three and six months ended June 30, 2014, Preferred Rx used a company owned by a member for accounting services and incurred $2,895 and $6,545, respectively, in fees which are included in Administrative services from related parties in the unaudited condensed consolidated statements of operations.

One of the members of Preferred Rx also served on the board of directors of Preferred Rx's bank.

Preferred Rx licensed its call center software from a member and recorded a license fee of $8,250 and $16,500 in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively. The license fee was based on the estimated fair value for the use of the software and was considered as contributed paid in capital for the three and six months ended June 30, 2014.

Note 8 - Income Taxes

Successor Company

The effective income tax rate for the three and six months ended June 30, 2015 and 2014 was (0.5%) and 0.0%, respectively. At June 30, 2015 and 2014, based on current and past net operating losses and all available evidence, it was determined it was more likely than not that the net deferred assets will not be realized. Accordingly, a full valuation allowance was maintained against the deferred tax assets. The factors that cause the effective tax rate to vary from the federal statutory rate of 34% include the impact of certain non-deductible expenses and the change in valuation allowance against our net deferred tax assets.

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

Because the Predecessor Company is a pass-through entity for federal income tax purposes and for substantially all of the state jurisdictions in which it was required to file an income tax return, the effect of any changes in tax positions that result from an examination of its tax returns are borne principally by the individual members. Tax returns for 2009 and later are still subject to examination by the federal and state tax authorities. Any penalties and interest assessed by taxing authorities are included in income tax expense. There were no such amounts included in income tax expense in the three and six months ended June 30, 2014.

The Predecessor Company incurred state franchise taxes and the financial statements included a provision for the franchise tax effect of transactions reported in the financial statements. State franchise tax expense for the three and six months ended June 30, 2014, which is included in income tax expense was $3,469 and $4,948, respectively.

Note 9 - Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. For the three and six month periods ended June 30, 2015 and 2014, respectively, there were no dilutive potential common shares and basic and diluted income (loss) per common share are the same.

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

On June 27, 2014, we announced that our Board of Directors had declared a stock dividend on the issued and outstanding shares of common stock to effect a 13.3935-to-1 forward stock split (the "Stock Split") to be distributed on July 7, 2014 (the "Distribution Date") to shareholders of record our common stock as of the close of business on June 23, 2014. On July 10, 2014, we issued an additional 131,360,950 shares of common stock as part of the Stock Split, thereby increasing our issued and outstanding shares of common stock to 141,960,131 shares. The impact of the Stock-Split has been retrospectively reflected in all periods and notes in filing.

Note 11 - Major Customer

One customer accounted for approximately 94% of the Predecessor Company's total revenue for the three and six months ended June 30, 2014, respectively, and approximately 95% of the Predecessor Company's total accounts receivable as of June 30, 2014.

Note 12 - Subsequent Events

Effective July 17, 2015, James York, our previous Chief Executive Officer, resigned as a Director of the Company.

On July 20, 2015, Debbie Woods was appointed as a Director of the Company and named as our Chief Marketing Officer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "believe," "expect," "anticipate," "intend," "estimate," "may," "should," "could," "will," "plan," "future," "continue," and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements. A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs. There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

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

In this report, unless the context indicates otherwise: "Titanium Healthcare, Inc.," (formerly known as "SMSA Gainesville Acquisition Corp.") the "Company," "we," "our," "ours" or "us" refer to Titanium Healthcare, Inc.

Business

We were organized on September 9, 2009, as a Nevada corporation. On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of our forward stock split Titan Partners, LLC owned 132,501,306 shares of common stock. As of August 12, 2015, Titan Partners, LLC owned 89,040,034 shares of our common stock.

On September 30, 2014, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx, LLC ("Preferred Rx") in exchange for cash and contingent consideration. Upon consummation of the transaction, Preferred Rx became our wholly-owned subsidiary.

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

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to "TIHC".

On October 10, 2014, we sold certain non-strategic assets associated with our on-call pharmacy business conducted by Preferred Rx. The assets sold included certain software and customer contracts. These assets were sold due to uncertainty regarding the Predecessor Company's ability to renew the revenue agreement with their largest customer, which was set to expire in January 2015. The largest customer requested to purchase the contracts, rather than renew the agreement.

Our business plan is to become a diversified healthcare ancillaries and life sciences company. The immediate focus of our plan is on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, we intend to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

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

We plan to acquire, develop, and operate additional pharmacies, laboratories and physical therapy centers in various states across the United States, including, but not limited to Arizona, California, Georgia, Illinois, Louisiana, Maryland, New Jersey, New York, Ohio, Pennsylvania, Texas, and Virginia.

We will continue to look for ways to expand our "prevention platform" by including other services and products that play a role in the prevention of prescription drug waste. Specifically, these services include pharmacy tracking software and single use injection kits. Our business plan also includes building a network of physicians, other providers, and distributors that can collaborate in the delivery of quality healthcare. In the future, we anticipate entering additional business lines of healthcare related services such as dermatopathology/histopathology laboratories, nutraceuticals, cosmeceuticals, pathology laboratories, risk factor testing, surgical hardware, biologics, and other lines devoted to the improvement of patient care.

Recent Significant Events

Private Placement

On March 10, 2014, we commenced a private placement of the right to acquire unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry (the "Private Placement").

As of June 30, 2015 we sold an aggregate of 32,860,748 shares of common stock in exchange for a combined total of $2,037,015 in the ongoing Private Placement. As of June 30, 2015, the additional shares sold in the Private Placement represent 19.7% of the issued and outstanding shares of common stock.

Through August 12, 2015 we have sold an aggregate of 33,173,868 shares of common stock in exchange for a combined total of $2,068,327 in the ongoing Private Placement. As of August 12, 2015, the additional shares sold in the Private Placement represent 19.9% of the issued and outstanding shares of common stock.

Three and Six Months Ended June 30, 2015 compared to June 30, 2014

Business Segments

The following tables presents revenue and operating expenses for our business segments. Other financial information about our segments is incorporated herein by reference to Note 5 of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

The following table presents revenue and operating expenses for the three months ended June 30, 2015 and 2014:

	Successor Company Three months ended		Predecessor Company Three months ended
	June 30,		June 30,
	2015	2014	2014
Revenues:
On-call	$-	$-	$820,709
Pharmacy	379,034	-	-
Pharmacogenomics	525,000	-	-
Total	904,034	-	820,709

Allocated segment operating expenses:
On-call	24,343	-	885,696
Pharmacy	395,387	-	-
Pharmacogenomics	146,366	-	-
Total	566,096	-	885,696

Segment income (loss):
On-call	(24,343)	-	(64,987)
Pharmacy	(16,353)	-	-
Pharmacogenomics	378,634	-	-
Total	337,938	-	(64,987)

Unallocated operating expenses:
Professional fees	60,655	263,262	-
Rent to related party	38,038	30,000	-
Personnel costs	388,299	36,720	-
Transaction costs	30,793	-	-
Other general and administrative costs	181,816	41,650	-
Total	699,601	371,632	-

Loss from operations	$(361,663)	$(371,632)	$(64,987)

Revenues

We acquired our first pharmacy and began servicing our compounding prescription business through that pharmacy on September 30, 2014. Prior to this acquisition, we were a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. We commenced our compounding business in the fourth quarter of 2014, and we had compounding revenue of $379,034 for the three months ended June 30, 2015.

We had no revenue for the on-call business for the three months ended June 30, 2015. This was down significantly from revenue generated by the Predecessor Company in the prior period due to the sale of certain customer contracts to Care Services, LLC ("Care Services") on October 10, 2014. As a result of this sale, we expect future on-call revenue to be minimal.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we are paid on a monthly basis by the lab for services performed. During the three months ended June 30, 2015, we had revenue of $525,000 for our pharmacogenomics business. This agreement was terminated in June 2015 as a result of significant reduction in the reimbursement amounts by a significant payor. In response, we executed agreements with other labs and we expect significantly lower revenues in the near-term from pharmacogenomics testing.

Operating Expenses

Total segment operating expenses for the Successor Company were $566,096 and $0 for the three months ended June 30, 2015 and 2014, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our new pharmacy and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The large decline in operating expenses between the Successor Company and the Predecessor Company for the three months ended June 30, 2015 and 2014 for the on-call business was due to the Services Agreement entered into with Care Services in which Care Services would reimburse us for costs incurred with servicing customer contracts purchased by them on October 10, 2014. As a result of this sale, we expect future operating expenses associated with our on-call business to be minimal.

The increase in total unallocated operating expenses from the three months ended June 30, 2015 to the same period ended June 30, 2014, was due to expenses associated with the acquisition of Preferred Rx and due diligence on other potential acquisitions, legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

The following table presents revenue and operating expenses for the six months ended June 30, 2015 and 2014:

	Successor Company Six months ended		Predecessor Company Six months ended
	June 30,		June 30,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$1,716,940
Pharmacy	441,860	-	-
Pharmacogenomics	1,125,078	-	-
Total	1,569,005	-	1,716,940

Allocated segment operating expenses:
On-call	40,428	-	1,619,294
Pharmacy	518,331	-	-
Pharmacogenomics	272,030	-	-
Total	830,789	-	1,619,294

Segment income (loss):
On-call	(38,361)	-	97,646
Pharmacy	(76,471)	-	-
Pharmacogenomics	853,048	-	-
Total	738,216	-	97,646

Unallocated operating expenses:
Professional fees	388,612	363,652	-
Rent to related party	68,038	40,000	-
Personnel costs	795,406	36,720	-
Shell acquisition costs	-	12,070	-
Transaction costs	107,641	-	-
Other general and administrative costs	384,143	166,157	-
Total	1,743,840	618,599	-

(Loss) income from operations	$(1,005,624)	$(618,599)	$97,646

Revenues

We commenced our compounding business in the fourth quarter of 2014, and we had compounding revenue of $441,860 for the six months ended June 30, 2015.

Net revenue for the on-call business was $2,067 for the six months ended June 30, 2015, which was down significantly from revenue generated by the Predecessor Company in the prior period due to the sale of certain customer contracts to Care Services, LLC ("Care Services") on October 10, 2014. As a result of this sale, we expect future on-call revenue to be minimal.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we are paid on a monthly basis by the lab for services performed. During the six months ended June 30, 2015, we had revenue of $1,125,078 for our pharmacogenomics business. This agreement was terminated in June 2015 as a result of significant reduction in the reimbursement amounts by a significant payor. In response, we executed agreements with other labs and we expect significantly lower revenues in the near-term from pharmacogenomics testing.

Operating Expenses

Total segment operating expenses for the Successor Company were $830,789 and $0 for the six months ended June 30, 2015 and 2014, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our new pharmacy and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The large decline in operating expenses between the Successor Company and the Predecessor Company for the six months ended June 30, 2015 and 2014 for the on-call business was due to the Services Agreement entered into with Care Services in which Care Services would reimburse us for costs incurred with servicing customer contracts purchased by them on October 10, 2014. As a result of this sale, we expect future operating expenses associated with our on-call business to be minimal.

The increase in total unallocated operating expenses from the six months ended June 30, 2015 to the same period ended June 30, 2014, was due to expenses associated with the acquisition of Preferred Rx and due diligence on other potential acquisitions, legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Liquidity and Capital Resources

Going Concern Uncertainties

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of June 30, 2015, we had an accumulated deficit of $3,773,483 and negative working capital of $1,952,575. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status.

Through the acquisition of Preferred Rx, which has positive operating cash flows, and added products, such as pharmacogenomics services, along with our engagement in a private placement of equity securities, we believe we will generate sufficient capital to continue to implement our business plan. Furthermore, we have historically met our capital requirements through short-term and long-term borrowings and capital contributions from our majority stockholder. Once our business plan is fully implemented, we anticipate we will be able to provide the necessary liquidity from our cash on hand and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through equity and/or debt financings.

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

Cash Flows of Successor Company

At June 30, 2015 and 2014, excluding amounts due to shareholders and shell acquisition costs, we had working capital of approximately $(1,765,453) and $(310,213), respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan, deferring payments to certain vendors, through acquisition earn-out and working capital considerations, and through the sale of our common stock.

Operating activities for the six months ended June 30, 2015 was a significant use of cash primarily due to the net loss incurred during the period.

Investing activities for the six months ended June 30, 2015 primarily related to capital expenditures associated with machinery and equipment and software to enhance our compounding and lab operations.

Financing activities for the six months ended June 30, 2015 included $727,997 in funding, net of costs, associated with our private placement and amounts owed to certain shareholders for payments made or services performed on our behalf.

Cash Flows of Predecessor Company

Operating cash flows for the six months ended June 30, 2014 were $104,687 primarily due to net income and positive cash flows generated from operating the on-call business.

Investing activities for the six months ended June 30, 2014 primarily related to capital expenditures to make improvements to software used to support the on-call business.

Financing activities included $82,000 in distributions to member owners during the six months ended June 30, 2014.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the CFO and COO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2015. Our disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CFO and COO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our CFO and COO, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled "Internal Control - Integrated Framework (2013)" (the "COSO Framework")." As described below, as of December 31, 2014, previous management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

It was also determined that there were material weaknesses and significant deficiencies in Preferred Rx's internal control over financial reporting as of December 31, 2013 and as of September 30, 2014. Preferred Rx was a private entity with limited accounting personnel and other supervisory resources to execute accounting processes and address internal controls over financial reporting. In particular, in connection with the audit of Preferred Rx's financial statements for the year ended December 31, 2013 and the preparation of the financial statements for the nine months ended September 30, 2014, Preferred Rx's management and its independent registered public auditors identified material weaknesses relating to the failure to record certain entries and adjustments during the year and quarter end close processes, and to have appropriate procedures and controls in place around Preferred Rx's information technology process. The material weaknesses resulted in several adjustments to the financial statements.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were not sufficient as of June 30, 2015.

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

In September 2014, we hired a Controller and a VP of Finance, who recently left the Company but continues to serve in an independent contractor role for us, both with previous public company experience maintaining an effective control environment including preparing timely and accurate financial information. Since their start, we have completed and implemented the following:

-

Thorough scoping and mapping analysis to ensure all significant financial statement accounts were mapped to company key controls, updated the components of the COSO Framework, and financial statement assertions

-	An Enterprise Risk Assessment and Fraud Risk Assessment with all members of management to ensure all identified financial statement risks were appropriate covered by company key controls

-	Engaged tax experts to assist in the completion of quarterly and annual tax provisions

-	Delegation of authority, defining responsibilities and levels of approval needed based on qualitative and quantitative risks of transactions

-	Access controls surrounding cash accounts and transactions

-	Whistleblower hotline to allow individuals to anonymously report any incidents of suspected fraud or possible unethical behavior

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

Our CFO and COO do not expect that once implemented our disclosure controls and our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - "Risk Factors" of our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014, as filed with the SEC on March 30, 2015 and April 27, 2015, respectively, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of August 14, 2015, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K. The departure of our Chief Executive Officer, whose employment was terminated effective May 15, 2015, was not considered to have caused a material change in our risk factors since the duties previously performed by our Chief Executive Officer have been shared between the Chief Financial Officer and Chief Operating Officer. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

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

The information required by this Item was previously disclosed in our Form 10-Q for the three months ended March 31, 2015 filed with the SEC on May 14, 2015. Since that filing, we have sold the following shares of common stock in the Private Placement:

•	On May 19, 2015, we issued 200,200 shares of common stock for an aggregate purchase price of $20,020 to one accredited investor.

•	On June 10, 2015, we issued 150,000 shares of common stock for an aggregate purchase price of $15,000 to one accredited investor.

•	On June 16, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.

•	On July 3, 2015, we issued 171,600 shares of common stock for an aggregate purchase price of $17,160 to one accredited investor.

•

On July 15, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one non-accredited investor that satisfied investor suitability criteria requires for a private placement.

•	On August 5, 2015, we issued 91,520 shares of common stock for an aggregate purchase price of $9,152 to one accredited investor.

Item 6 - Exhibits

Exhibit No.	Description

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
________________
*	Filed herewith

**	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: August 14, 2015	By:	/s/ Chris Mashburn
	Name:	Chris Mashburn
	Title:	Chief Operating Officer

	By:	/s/ Chuck Talley
	Name:	Chuck Talley
	Title:	Chief Financial Officer

