Form 10-Q
period 2015-09-30
Titanium Healthcare, Inc.
filed 2015-11-13
CIK 1474266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission file number 0-53803

Titanium Healthcare, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-0984261
(State of incorporation)	(IRS Employer ID Number)

11701 Bee Cave Road, Suite 124, Austin, Texas 78738

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

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: November 13, 2015: 168,490,832 shares of common stock, par value $0.001.

Titanium Healthcare, Inc.

Form 10-Q for the Three and Nine Months Ended September 30, 2015

Part I - Financial Information

Item 1 - Financial Statements

Titanium Healthcare, Inc.
Condensed Consolidated Balance Sheets

	Successor Company
	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)

Current Assets:
Cash	$46,983	$199,861
Accounts receivable	202,047	169,102
Inventories	36,485	28,621
Prepaid expenses and other current assets	70,751	40,414
Total current assets	356,266	437,998

Property and equipment, net	313,358	323,645

Intangible assets, net	63,719	111,506
Other assets	5,380	60,380
Total other assets	69,099	171,886

Total Assets	$738,723	$933,529

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,205,535	$997,476
Accrued expenses and other current liabilities	539,223	676,462
Earn-out and other amounts payable for acquisition	25,000	25,000
Due to related parties	414,906	388,763
Due to shareholders	941,758	123,326
Total current liabilities	3,126,422	2,211,027

Stockholders' Deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 250,000,000 shares authorized, 167,954,975 and 159,515,885 shares issued and outstanding in 2015 and 2014, respectively	167,955	159,516
Additional paid-in capital	2,160,141	1,324,672
Accumulated deficit	(4,715,795)	(2,761,686)
Total Stockholders' Deficit	(2,387,699)	(1,277,498)

Total Liabilities and Stockholders' Deficit	$738,723	$933,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Successor Company		Predecessor Company
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2014

Revenues	$138,076	$1,200	$714,780

Operating expenses
Professional fees	92,013	55,065	-
Rent to related party	26,361	30,000	-
Personnel costs	530,330	222,195	669,765
Transaction costs	36,971	439,228	-
Commissions to related parties	22,144	-	-
Administrative services from related parties	-	-	4,319
License fee for software from member	-	-	8,250
Other general and administrative costs	333,462	154,193	65,037
Depreciation and amortization	39,107	2,273	12,213
Total operating expenses	1,080,388	902,954	759,584

Loss from operations	(942,312)	(901,754)	(44,804)

Other income	-	57	1,462
Acquisition bargain purchase gain	-	182,625	-
Total other income	-	182,682	1,462

Loss before income tax expense	(942,312)	(719,072)	(43,342)

Income tax expense	-	-	1,718

Net loss	$(942,312)	$(719,072)	$(45,060)

Loss per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.01)	$-	$(45.06)

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	167,392,035	145,699,001	1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Successor Company		Predecessor Company
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2014

Revenues	$1,707,081	$1,200	$2,431,720

Operating expenses
Professional fees	480,625	418,717	-
Rent to related party	94,399	70,000	-
Personnel costs	1,544,940	258,915	2,125,786
Shell acquisition costs	-	12,070	-
Transaction costs	144,612	439,228	-
Commissions to related parties	143,327	-	-
Administrative services from related parties	-	-	10,864
License fee for software from member	-	-	24,750
Other general and administrative costs	1,130,946	320,350	179,411
Depreciation and amortization	116,168	2,273	38,067
Total operating expenses	3,655,017	1,521,553	2,378,878

(Loss) income from operations	(1,947,936)	(1,520,353)	52,842

Other (expense) income	(773)	57	2,059
Acquisition bargain purchase gain	-	182,625	-
Total other income (expense)	(773)	182,682	2,059

(Loss) income before income tax expense	(1,948,709)	(1,337,671)	54,901

Income tax expense	5,400	-	6,666

Net (loss) income	$(1,954,109)	$(1,337,671)	$48,235

(Loss) income per weighted-average share of common stock or member unit outstanding - basic and diluted	$(0.01)	$(0.01)	$48.24

Weighted-average number of shares of common stock or member units outstanding - basic and diluted	165,098,677	138,765,343	1,000

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Titanium Healthcare, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Successor Company		Predecessor Company
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2014

Cash flows (used in) provided by operating activities
Net (loss) income	$(1,954,109)	$(1,337,671)	$48,235
Adjustments to reconcile net (loss) income
to net cash (used in) provided by operating activities
Acquisition bargain purchase gain	-	(182,625)	-
Depreciation and amortization	116,168	2,273	38,067
License fee for software contributed by a member	-	-	24,750
Changes in operating assets and liabilities:
Accounts receivable	(32,945)	(1,200)	(62,213)
Inventories	(7,864)	(14,658)	(13,761)
Prepaid expenses and other assets	24,663	(34,444)	2,035
Accounts payable	208,059	613,887	(29,582)
Accrued expenses and other current liabilities	(137,239)	223,230	53,202
Deferred revenue	-	-	(5,378)
Accrued shell acquisition costs	-	(109,548)	-
Due to shareholders	28,307	-	-
Due to related parties	26,143	296,121	200
Net cash (used in) provided by operating activities	$(1,728,817)	$(544,635)	$55,555

Cash flows used in investing activities
Acquisition of business, net of cash received	$-	$67,987	$-
Purchases of property and equipment	(59,094)	(68,525)	(12,655)
Proceeds from sale of property and equipment	1,000	-	-
Net cash used in investing activities	$(58,094)	$(538)	$(12,655)

Cash flows provided by (used in) financing activities
Sale of common stock, net	$843,908	$762,324	$-
Due to shareholders	790,125	(18)	-
Distributions to members	-	-	(82,000)
Net cash provided by (used in) financing activities	$1,634,033	$762,306	$(82,000)

Net (decrease) increase in cash	$(152,878)	$217,133	$(39,100)
Cash at beginning of period	199,861	38	107,087
Cash at end of period	$46,983	$217,171	$67,987

Noncash investing and financing activities:
Acquisition and acquisition earn-out	$-	$549,667	$-

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

On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares, or 98.92% of our then issued and outstanding common stock. After the completion of a forward stock split on July 10, 2014, Titan Partners, LLC owned 132,501,306 shares of our common stock. As of November 13, 2015, Titan Partners, LLC owned 53,570,589 shares of our common stock.

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

As a result of this acquisition, we became an active business operating through our subsidiary, the Predecessor Company. We do not consider our operations to be seasonal to any material degree. The Predecessor Company has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We expanded the capabilities of the pharmacy to include filling compounded prescriptions and delivery services, received Pharmacy Compounding Accreditation Board accreditation approval by Accreditation Commission for Healthcare for the services of non-sterile compound of patient specific prescriptions, were accepted into the Professional Compounding Centers of America's PersonalMed network, and received approval for and the addition of seven state pharmacy licenses, giving us 47 state pharmacy licenses.

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to "TIHC". We have discontinued using the name SMSA Gainesville Acquisition Corp.

In the upcoming months we expect to file another amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name and our ticker symbol to be reflective of our updated plan of operations. At that time we expect to continue using the name Titanium Healthcare as a trade name for our healthcare segment.

Plans of Operations-Through Fall 2015

Until recently, our business plan has focused on becoming a diversified healthcare ancillaries and life sciences company. The focus of this plan has been on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, our plan has been to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

We believe that each of our current business operations play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. Our compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allowing physicians more decision making tools in prescribing the proper medicines and dosages to their patients.

We acquired Preferred Rx, LLC ("Preferred Rx"), located in Arlington, Texas, on September 30, 2014, where we fill individual patient prescriptions. We expect to acquire 70% of the outstanding equity of Dermatopathology Institute of New Jersey, LLC ("DPI") located in Red Bank, New Jersey in the fourth quarter of 2015 where we will perform urine drug toxicology laboratory services. We plan to acquire, develop, and operate additional pharmacies, laboratories and chronic care centers in various states across the United States.

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

Plans of Operations-New Segments Late 2015-2016

In the fall of 2015 we started the process of supplementing our healthcare business plan by entering into joint venture agreements with strategic partners in the science and technology industries. These joint ventures are intended to take advantage of our platform as a timely-filed public entity and expand our Company into new industries, such as aerospace & defense, transportation, energy and life sciences. If we are successful in implementing these new initiatives, we believe our new strategic partners will provide key personnel and process know-how through the new joint ventures which focus on bridging science and technology to provide near-term, monetizable solutions to major companies and defense agencies in multiple industries.

As a result of this new direction, we intend to seek up to $250 million of new capital to acquire infrastructure such as labs, a supercomputing center, a new headquarters, intellectual property, other strategic assets and to hire talented personnel and launch FDA studies on our existing compounded prescription medication.

On September 11, 2015, we entered into a binding letter of intent with ODIN Industries, LLC ("ODIN"). Pursuant to this letter of intent, on October 1, 2015, we and ODIN have formed a new limited liability company, ODIN Applied Research Laboratories ("OARL"), to conduct a joint venture between the companies. If the transactions contemplated by the letter of intent are consummated, the joint venture will perform research and development, technology assessment and product pipeline development utilizing ODIN's patented molecular scientific process enabling reformulation of compounds, including, but not limited to the compounded pharmaceutical medications currently produced by our pharmacy and potential non-pharmaceutical applications. The closing of the transactions contemplated by the letter of intent are conditioned upon a number of conditions, including the satisfactory completion of due diligence investigations by the parties, the parties successfully raising at least $175 million of capital which would be used for operating purposes of the joint venture, completion and execution of the joint venture organizational documentation, the execution of a definitive exclusive license agreement relating to ODIN's patented molecular scientific process, and entering into employment agreements with certain ODIN personnel. In addition to the joint venture, at closing ODIN would receive approximately 10 million shares of our common stock and we would receive a 5% ownership interest in ODIN. We can terminate the letter of intent for any reason upon written notice to ODIN. We intend to close the transactions addressed in this letter of intent by March 15, 2016 and either party can terminate the agreement if funding has not occurred by that time. Each of the parties to the letter of intent is responsible for their own costs and expenses.

On October 14, 2015, we entered into another binding letter of intent with LBData, LLC ("LBData"). Pursuant to this letter of intent, on September 29, 2015, we and LBData have formed a new limited liability company, Elluminance, to conduct a joint venture between the companies. If the transactions contemplated by the letter of intent are consummated, the joint venture will capitalize on the group's expertise and applications in using sensors and supercomputing information technologies to modernize the electrical grid, improve oil and gas exploration, and also improve the transportation industry. The closing of the transactions contemplated by this letter of intent are conditioned upon a number of conditions, including the satisfactory completion of due diligence investigations by the parties, the parties successfully raising at least $10 million of capital which would be used for operating purposes of the joint venture, completion and execution of the joint venture organizational documentation, and entering into employment agreements with certain LBData personnel. We are required to fund $250,000 as soon as practical as the new joint venture's initial capital contribution, or in the event of termination, the owners of LBData will repay us $250,000 plus interest. LBData will contribute its rights to certain developed business processes, intellectual property, customer contracts and customer contacts to the joint venture. In addition to the joint venture, at closing we would issue approximately 5 million shares of our common stock to LBData. We can terminate the letter of intent for any reason upon written notice to LBData. We intend to close the transactions addressed in this letter of intent by March 15, 2016 and either party can terminate the agreement if funding has not occurred by that time. Each of the parties to the letter of intent is responsible for their own costs and expenses.

We are continuing to evaluate potential additional opportunities to expand our business base, through the potential use of joint ventures or otherwise, which may include expansion into as yet unidentified industries or areas of operations. There can be no assurances, however, that we will be able to successfully implement the two joint ventures discussed above or any future business opportunities.

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, ("ASU 2014-08"). Under ASU 2014-08, only disposals representing a strategic shift in operations that have a major effect on the company's operations and financial results should be presented as discontinued operations. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The amendments in ASU 2014-08 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. However, ASU 2014-08 should not be applied to a component that is classified as held for sale before the effective date even if the component is disposed of after the effective date. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. We do not expect the adoption of ASU 2014-08 to have a material impact on the Company's financial statements or related disclosures.

Note 2 – Going Concern Uncertainty and Private Placement

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of September 30, 2015, we had an accumulated deficit of $4,715,795 and negative working capital of $2,770,156. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status. We have taken the following actions to obtain additional funding and implement our strategic plans as described below to provide the opportunity for us to continue as a going concern.

On March 10, 2014, we commenced a private placement of our shares of unregistered common stock pursuant to the exemption provided in Section 4(a)(2) of the Securities Act, as amended, and Rule 506(b) of Regulation D promulgated thereunder, to a class of accredited investors who have an interest in or an understanding of the healthcare industry as described further below (the "Private Placement"). We sought to raise $5,375,000 through this Private Placement to build a network of physicians, fund operations, expansion, acquisitions and contribute to undepreciated tangible asset goals.

During the Private Placement, we increased the number of our authorized shares of common stock from 100,000,000 to 250,000,000, which was completed on June 4, 2014, and we then completed a 13.3935 to 1 forward stock split on July 10, 2014. As part of the ongoing Private Placement, as of September 30, 2015 we had received signed subscription agreements from 234 investors raising $2,152,927 in capital and private placement costs of $139,859, and we had 167,954,975 shares of our common stock outstanding, of which 34,019,868 shares were sold in the Private Placement. On October 15, 2015, we ceased raising capital under the Private Placement. For the nine months ended September 30, 2015, we raised $843,908 in capital. The impact of the forward stock-split has been reflected retrospectively in all periods and notes in the accompanying financial statements. As of November 13, 2015, we have received signed subscription agreements from 241 investors raising $2,206,512 in capital, resulting in a total of 168,490,832 shares of our common stock outstanding, with a par value of $0.001, of which 34,555,725 shares were sold in the Private Placement. In light of the changes in our business plans and the intended implementation of the two announced joint ventures, we have ceased fundraising under the Private Placement and intend to focus our efforts on raising the capital contemplated by the announced letters of intent.

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

Our ultimate continued existence is dependent upon our ability to generate sufficient cash flows from operations to support our daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. To date, we have not generated sufficient cash flow from operations and may not for the foreseeable future. We face considerable risk in our business plan and a potential shortfall of funding due to potential inability to raise capital or increased costs associated with expanding our operations. Our modified business plan will also require raising substantial capital for joint ventures as a condition to commencing operations. If we are able to raise sufficient funds and close the identified joint ventures, we expect the capital we raise will be used for construction of laboratories, a supercomputing center, headquarters, intellectual property, personnel, launching FDA studies on our existing compounded prescription medications, and procurement of other strategic assets.

There can be no assurance that we will be able to raise sufficient capital or secure financing for our operations and business plan, including the contemplated joint ventures, or, if available, such financing or capital raises will be on terms satisfactory to us. If we are unable to obtain financing or raise capital, we may not be able to operate successfully and any investment made in the Company may be lost.

Note 3 – Acquisition of Preferred Rx, LLC

On September 30, 2014, we entered into and closed the transaction contemplated by the Purchase and Sale Agreement (the "Purchase Agreement") with Preferred Rx, a Texas limited liability company, and its equity holders. Pursuant to the terms of the Purchase Agreement, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx in exchange for cash and contingent consideration (the "Share Purchase"). As a result of the Share Purchase, Preferred Rx became our wholly-owned subsidiary.

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

Preferred Rx and Care Services, LLC ("Care Services") also entered into a Services Agreement (the "Services Agreement" whereby Preferred Rx provides certain on-call pharmacist services to Care Services for a period of up to one year in exchange for payment of certain payroll and applicable overhead expenses of Preferred Rx. Payments made by Care Services to Preferred Rx under the Services Agreement are treated in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 as a reduction (reimbursement) of expenses since the charges incurred are billed based on actual services, there is no margin earned and we have no latitude in establishing the reimbursement price.

On October 7, 2015, we entered into a six month extension of the Service Agreement on substantially similar terms, which was conditioned on the full release of $55,000 originally held by Care Services for potential indemnification claims. This amount was received on October 7, 2015.

The purchase price for the sale of assets was $550,000, of which $495,000 was received at closing, and $55,000 would be held by Care Services, LLC for up to 15 months for potential indemnification claims. Of the $495,000 received, we retained $49,500 and the remaining $445,500 was paid to the former members of Preferred Rx in exchange for the release by each of such former members of the potential earn-out consideration provided for in the previously announced Purchase Agreement. As a result, we have no future obligation to pay any earn-out consideration with respect to the on-call pharmacy business under the Preferred Rx Purchase Agreement.

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

Note 4 – Anticipated Acquisition of Dermatopathology Institute of New Jersey, LLC

On March 1, 2015, we entered into a transaction contemplated, which has not yet closed, by the Membership Interest Purchase Agreement (the "Membership Interest Purchase Agreement") with Dermatopathology Institute of New Jersey, LLC ("DPI"), a New Jersey limited liability company, and its equity holder. Pursuant to the terms of the Membership Interest Purchase Agreement, we anticipate acquiring 70% of the issued and outstanding limited liability company membership interests of DPI in exchange for adding urine drug toxicology operations to the facility and guaranteeing certain bank debt obligations of DPI. If closing occurs, as a result of the Membership Interest Purchase Agreement, DPI is expected to become a majority-owned subsidiary. As of September 30, 2015 the unpaid bank debt obligation was $147,717 which bore interest at 4.750% and was collateralized by all assets of DPI. The bank debt obligation requires monthly principal and interest payments in total of $12,324 until such time the bank debt obligation is paid in full, which is anticipated as September 30, 2016. During the three months ended September 30, 2015 and for the nine months ended September 30, 2015, we paid $36,971 and $85,114, respectively, of principal and interest payments on behalf of DPI, to enable DPI to avoid default on the bank debt obligations and to ensure the consent of the lender to the Membership Interest Purchase Agreement. These amounts are reflected in the transaction costs caption in the unaudited condensed consolidated statement of operations. We expect to continue funding the principal and interest payments until such time that Closing occurs and the cash flow from operations of DPI can service the bank debt obligation, neither of which can be reasonably predicted at this time. The loan payments were charged off to the Company's operations since substantial doubt exists about the collectability of the $85,114 funded from either DPI or its equity holder.

As consideration for the limited liability company membership interests of DPI, the equity holder and the Company expect to enter into a Member Services Agreement (the "Member Services Agreement") whereby the equity holder would receive 250,000 shares of common stock of Titanium Healthcare, Inc., enter into a three year compensation agreement as the director of Laboratory and dermatopathologist receiving hourly compensation and incentive compensation up to $60,000 in the event DPI's calendar 2016 actual EBITDA ("EBITDA" meaning earnings before interest, taxes, depreciation and amortization) are equal to or exceed $1,000,000. Additionally, the equity holder is a member of another entity which DPI and that entity are expected to renew and extend through March 31, 2018, a commercial real estate lease agreement (the "Lease Agreement") whereby DPI is the lessee for the premises presently occupied by DPI in Red Bank, New Jersey. Under the terms contemplated under the Lease Agreement, DPI shall pay Base Rent and Additional Rent to Landlord, whereby costs associated with the taxes, maintenance, preservation, care, repair, operation and insurance of the Premises shall be passed through to DPI and payable to Landlord as Additional Rent.

Future minimum Base Rent payments under the Lease Agreement are expected to be:

Year	$ Monthly	$ Total
2015	$9,101	$109,213
2016	9,374	112,489
2017	9,655	115,864
2018	9,945	29,835
		$367,401

Closing is defined in the Membership Interest Purchase Agreement to occur within two Business Days after the last of the conditions to Closing are satisfied or waived. As of November 13, 2015, the remaining conditions to Closing were the receipt of certain consents, authorizations, orders and approvals from Governmental Authorities in form and substance reasonably satisfactory to the Company and seller, and the delivery of audited financial statements. At this time, we cannot reasonably estimate when these might be received and Closing might occur. Upon Closing, we expect to begin immediately internally processing urine drug toxicology laboratory samples and generating revenues. Currently, urine drug toxicology laboratory samples are processed externally and insignificant revenues have been generated to date.

After Closing occurs, if it does, all assets and liabilities are expected to be recorded at their estimated fair values on the acquisition date, deriving the estimated fair values from assumptions unrelated market participants would use based on both observable and unobservable marketplace factors. Tangible assets expected to be acquired will be valued at their estimated fair values over their estimated useful economic lives. We estimate the average useful lives of tangible assets to be three to seven years and will depreciate or amortize the assets on a straight-line basis as it approximates the pattern of consumption.

Intangible assets acquired, if any are acquired will be valued at their estimated fair values using discounted cash flows and/or replacement cost (laboratory regulatory permits and licenses) models. We estimate the average useful life for the laboratory permits and licenses to be two years, expected to be amortized on a straight line basis.

Note 5 – Fair Value of Financial Instruments

We measure fair values using unadjusted quoted prices in active markets (Level 1 inputs), quoted prices for similar instruments in active or inactive markets, or other directly-observable factors (Level 2 inputs), or inputs that are unobservable and significant to the fair value measurement (Level 3 inputs). Financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued expenses, acquisition earn-out, due to related parties, and due to shareholders. The carrying values of each of these financial instruments are considered to be representative of their respective fair values due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Note 6 – Disclosures About Segments Of Our Business And Related Information

We are currently organized along three operating and reporting segments consisting of (1) pharmacy, (2) on-call services and (3) pharmacogenomics. Our chief operating decision makers are considered to be our senior management team which includes our Chief Financial Officer, Chief Business Development Officer, Chief Marketing Officer and Chief Operating Officer. The chief operating decision makers allocate resources and assesses performance of the business and other activities at the three operating segment level.

Pharmacy

Our pharmacy services consist of fulfilling legal prescriptions for compounded medications that are mixed together upon receipt of such prescription for an individual patient to treat a condition diagnosed by the prescriber. Compounding operations began on September 30, 2014, upon the consummation of the acquisition of Preferred Rx.

On-call

Our on-call services consist of the coordination of delivery of prescriptions to medical facilities when the facilities' normal pharmacy is unavailable, such as nights, weekends and holidays. We also provide on-call and call center solutions, including remote order entry and verification services. Major customer contracts were sold to Care Services on October 10, 2014. Revenue for contracts outside of those sold to Care Services were immaterial in the first nine months of 2015.

Pharmacogenomics

Our pharmacogenomics services consist of providing marketing, education, specimen transport, processing, and molecular and other laboratory testing services for physician practices and clinics for administrative service fees. Operations began on December 1, 2014, upon consummation of the Administrative Services Agreement with a pharmacogenomics lab.

The following tables present operating information by segment and a reconciliation of segment operating loss to our consolidated operating loss for the three months ended September 30, 2015:

	Successor Company		Predecessor Company
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2014
Revenues:
On-call	$-	$-	$714,780
Pharmacy	138,076	1,200	-
Pharmacogenomics	-	-	-
Total	138,076	1,200	714,780

Allocated segment operating expenses:
On-call	16,515	-	759,584
Pharmacy	270,180	27,773	-
Pharmacogenomics	13,577	-	-
Total	300,272	27,773	759,584

Segment loss:
On-call	(16,515)	-	(44,804)
Pharmacy	(132,104)	(26,573)	-
Pharmacogenomics	(13,577)	-	-
Total	(162,196)	(26,573)	(44,804)

Unallocated operating expenses:
Professional fees	92,013	55,065	-
Rent to related party	26,361	30,000	-
Personnel costs	393,821	196,695	-
Transaction costs	36,971	439,228	-
Other general and administrative costs	230,950	154,193	-
Total	780,116	875,181	-

Loss from operations	$(942,312)	$(901,754)	$(44,804)

The following tables present operating information by segment and a reconciliation of segment operating income (loss) to our consolidated operating (loss) income for the nine months ended September 30, 2015:

	Successor Company		Predecessor Company
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$2,431,720
Pharmacy	579,936	1,200	-
Pharmacogenomics	1,125,078	-	-
Total	1,707,081	1,200	2,431,720

Allocated segment operating expenses:
On-call	56,943	-	2,378,878
Pharmacy	788,511	27,773	-
Pharmacogenomics	285,607	-	-
Total	1,131,061	27,773	2,378,878

Segment income (loss):
On-call	(54,876)	-	52,842
Pharmacy	(208,575)	(26,573)	-
Pharmacogenomics	839,471	-	-
Total	576,020	(26,573)	52,842

Unallocated operating expenses:
Professional fees	480,625	418,717	-
Rent to related party	94,399	70,000	-
Personnel costs	1,189,227	233,415	-
Shell acquisition costs	-	12,070	-
Transaction costs	144,612	439,228	-
Other general and administrative costs	615,093	320,350	-
Total	2,523,956	1,493,780	-

(Loss) income from operations	$(1,947,936)	$(1,520,353)	$52,842

Separate measures of our assets and cash flows by reportable segment, including capital expenditures, are not produced or utilized by us to evaluate segment performance. Assets are used on an interchangeable basis across our reportable segments.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	Successor Company
	September 30,	December 31,
	2015	2014

Compensation and employee benefits	$244,921	$338,001
Commissions	4,748	11,530
Professional fees	13,103	111,624
Software expenses	7,921	22,364
Rent expenses	68,740	-
Telephone contingent liability	100,000	100,000
Deferred rent expenses	4,796	6,954
Other current liabilities	94,994	85,989
Total accrued expenses and other current liabilities	$539,223	$676,462

Note 8 – Related Party Transactions

Successor Company

In December 2013, Titan Partners, LLC, our majority shareholder, paid $41,057 of legal fees to further develop the current business plan on our behalf. During the nine months ended September 30, 2015, Titan Partners, LLC, and its wholly owned subsidiary Titan Partners Management, LLC, provided an additional $469,000 to further develop our current business plan. During the same time period, we paid legal fees on Titan Partners, LLC's behalf of approximately $63,000, resulting in approximately $447,000 due to Titan Partners, LLC, or its wholly owned subsidiary. This amount was included in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

From January 2014 through July of 2014, a related party, Healthscripts Management Services, LLC ("HMS") performed certain administrative functions for us. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, participated in the management of HMS through July 2014. At September 30, 2015, we owed HMS $284,736 for third party expenses paid on our behalf to facilitate development of our business plan in the prior year. We did not pay any management fees or mark-ups to HMS for these services. The amounts owed are included in the due to related parties line in the unaudited condensed consolidated balance sheets.

On February 21, 2014, we executed a commercial real estate lease with GML Holdings, LP. The term of the lease was for a period of five years, commencing on February 21, 2014, and expiring June 30, 2019. The basic rent for the initial term of the lease was equal to $10,000 per month plus additional rent, which included all other charges and expenses related to the premises (e.g., taxes, charges for utilities and services used or consumed in the premises, and Landlord's share of condominium assessments, dues, fees and charges as they relate to the premises). The General Partner of GML Holdings, LP ("GML") is GML Holdings Management, LLC. Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer is a shareholder in GML Holdings Management, LLC. During the three and nine months ended September 30, 2015, we incurred $10,000 and $40,000, respectively in rent expense which is included in rent to related party in the unaudited condensed consolidated statements of operations. On April 29, 2015, we entered into a lease termination agreement with GML Holdings, LP. Under this agreement, we terminated the lease and agreed to pay $80,000 to the landlord in consideration of past-due rent, which amount is evidenced by a promissory note. In addition, the landlord was entitled to retain any and all security deposits. At September 30, 2015, $76,000 in consideration remained due and was included in due to related parties in the condensed consolidated balance sheets.

In October 2014, a shareholder paid approximately $82,000 to us to help fund operating expenses. This amount has been reflected in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets. The amount due is unsecured, non-interest bearing, and due on demand.

In October 2014, we entered into certain noncancellable operating equipment leases with Healthlabs of America, LLC. Our Chairman of the Board of Directors and Chief Business Development Officer, Kamran Nezami, and our former President and Chief Executive Officer, James York, were shareholders in Healthlabs of America, LLC. These operating leases had no financial impact to the unaudited condensed consolidated statements of operations during the three and nine months ended September 30, 2015. The term and payments on these leases do not begin until the equipment has gone through an extensive validation process, which occurred in October of 2015.

Effective March 25, 2015, we entered into pharmacy service agreements with certain Healthscripts of America entities, in which we will provide certain pharmacy fulfillment services beginning in April 2015 at rates considered to be fair market value for the services we provide. The Manager and a shareholder of each of the Healthscripts of America entities is Kamran Nezami, our Chairman of the Board of Directors and Chief Business Development Officer. During the three and nine months ended September 30, 2015, we incurred $22,144 and $143,327, respectively, in commissions expense which is included in commissions to related parties in the unaudited condensed consolidated statements of operations. At September 30, 2015, we owed $54,170 in commissions under these service agreements. This amount is included in the due to related parties line in the accompanying unaudited condensed consolidated balance sheets.

Beginning April 1, 2015, we began renting certain office space located in Dallas, Texas from HMS on a month-to-month basis. For the three and nine months ended September 30, 2015, we incurred $26,361 and $54,399 in rent expense which is included in rent to related party in the unaudited condensed consolidated statements of operations. We vacated the office space in October 2015.

In the second quarter 2015, a shareholder performed certain administrative services associated with our pharmacogenomics segment and was owed approximately $23,000 at September 30, 2015. This amount has been reflected in the due to shareholders line in the accompanying unaudited condensed balance sheets.

In the third quarter 2015, we received $384,000 in loans from a member of a shareholder entity bearing interest at the federal rates in effect as of the dates of the loans which was 0.25%, which are reflected in the due to shareholders line in the accompanying unaudited condensed consolidated balance sheets.

Predecessor Company

Transactions with related parties and their affiliates are made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other unaffiliated third parties, and do not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. For the three and nine months ended September 30, 2014, related parties include the following:

During the three and nine months ended September 30, 2014, Preferred Rx used a company owned by a member for accounting services and incurred $4,319 and $10,864, respectively, in fees which are included in Administrative services from related parties in the unaudited condensed consolidated statements of operations.

One of the members of Preferred Rx also served on the board of directors of Preferred Rx's bank.

Preferred Rx licensed its call center software from a member and recorded a license fee of $8,250 and $24,750 in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. The license fee was based on the estimated fair value for the use of the software and was considered as contributed paid in capital for the three and nine months ended September 30, 2014.

Note 9 – Income Taxes

Successor Company

The effective income tax rate for the three and nine months ended September 30, 2015 and 2014 was 0.0% and 0.0% and (0.3%) and 0.0%, respectively. At September 30, 2015 and 2014, based on current and past net operating losses and all available evidence, it was determined it was more likely than not that the net deferred assets will not be realized. Accordingly, a full valuation allowance was maintained against the deferred tax assets. The factors that cause the effective tax rate to vary from the federal statutory rate of 34% include the impact of certain non-deductible expenses and the change in valuation allowance against our net deferred tax assets.

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

Because the Predecessor Company is a pass-through entity for federal income tax purposes and for substantially all of the state jurisdictions in which it was required to file an income tax return, the effect of any changes in tax positions that result from an examination of its tax returns are borne principally by the individual members. Tax returns for 2009 and later are still subject to examination by the federal and state tax authorities. Any penalties and interest assessed by taxing authorities are included in income tax expense. There were no such amounts included in income tax expense in the three and nine months ended September 30, 2014.

The Predecessor Company incurred state franchise taxes and the financial statements included a provision for the franchise tax effect of transactions reported in the financial statements. State franchise tax expense for the three and nine months ended September 30, 2014, which is included in income tax expense was $1,718 and $6,666, respectively.

Note 10 – Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants to issue common stock, were exercised or converted into common stock. For the three and nine month periods ended September 30, 2015 and 2014, respectively, there were no dilutive potential common shares and basic and diluted income (loss) per common share are the same.

Note 11 – Capital Stock Transactions and Forward Stock-Split

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

Note 12 – Major Customer

One customer accounted for approximately 93% of the Predecessor Company's total revenue for the three and nine months ended September 30, 2014, and approximately 94% of the Predecessor Company's total accounts receivable as of September 30, 2014. As a result of the sale of certain customer contracts to Care Services, LLC on October 10, 2014, we do not expect to recognize any additional revenue for this customer subsequent to the date of the sale of these contracts.

One customer accounted for approximately 66% of the Successor Company's total revenue for the nine months ended September 30, 2015, which was fully collected as of September 30, 2015. There were no revenue or receivables from this customer in the three months ended September 30, 2015 due to the customer's decision to stop accepting governmental volume and correspondingly, cancelling agreements as a result of a significant industry-wide reduction in reimbursements by a government payor of pharmacogenomics testing services effected in late June 2015. We expect future pharmacogenomics revenue to be significantly lower in the future as a direct result of the lower reimbursement amount and the narrowed conditions qualifying for reimbursement by the payor.

Note 13 – Subsequent Events

On September 11, 2015, we entered into a binding letter of intent with ODIN Industries, LLC ("ODIN"). Pursuant to this letter of intent, on October 1, 2015, we and ODIN formed a new limited liability company, ODIN Applied Research Laboratories ("OARL"), to conduct a joint venture between the companies. If the transactions contemplated by the letter of intent are consummated, the joint venture will perform research and development, technology assessment and product pipeline development utilizing ODIN's patented molecular scientific process enabling reformulation of compounds, including, but not limited to the compounded pharmaceutical medications currently produced by our pharmacy and potential non-pharmaceutical applications. The closing of the transactions contemplated by the letter of intent are conditioned upon a number of conditions, including the satisfactory completion of due diligence investigations by the parties, the parties successfully raising at least $175 million of capital which would be used for operating purposes of the joint venture, completion and execution of the joint venture organizational documentation, the execution of a definitive exclusive license agreement relating to ODIN's patented molecular scientific process, and entering into employment agreements with certain ODIN personnel. In addition to the joint venture, at closing ODIN would receive approximately 10 million shares of our common stock and we would receive a 5% ownership interest in ODIN. We can terminate the letter of intent for any reason upon written notice to ODIN. We intend to close the transactions addressed in this letter of intent by March 15, 2016 and either party can terminate the agreement if funding has not occurred by that time. Each of the parties to the letter of intent is responsible for their own costs and expenses.

Effective October 1, 2015, our Board of Directors ("Board") adopted the Titanium Healthcare, Inc. 2015 Equity Plan (the "Equity Plan") to enable the Board to award, retain and incentivize our officers and employees. The Board is authorized to issue up to 15,000,000 shares of the Company's common stock pursuant to the Equity Plan.

Effective October 1, 2015, we entered into employment and indemnification agreements with each of our four executive officers.

On October 14, 2015, we entered into another binding letter of intent with LBData, LLC ("LBData"). Pursuant to this letter of intent, on September 29, 2015, we and LBData have formed a new limited liability company, Elluminance, to conduct a joint venture between the companies. If the transactions contemplated by the letter of intent are consummated, the joint venture will capitalize on the group's expertise and applications in using sensors and supercomputing information technologies to modernize the electrical grid, improve oil and gas exploration, and also improve the transportation industry. The closing of the transactions contemplated by this letter of intent are conditioned upon a number of conditions, including the satisfactory completion of due diligence investigations by the parties, the parties successfully raising at least $10 million of capital which would be used for operating purposes of the joint venture, completion and execution of the joint venture organizational documentation, and entering into employment agreements with certain LBData personnel. We are required to fund $250,000 as soon as practical as the new joint venture's initial capital contribution, or in the event of termination, the owners of LBData will repay us $250,000 plus interest. LBData will contribute its rights to certain developed business processes, intellectual property, customer contracts and customer contacts to the joint venture. In addition to the joint venture, at closing we would issue approximately 5 million shares of our common stock to LBData. We can terminate the letter of intent for any reason upon written notice to LBData. We intend to close the transactions addressed in this letter of intent by March 15, 2016 and either party can terminate the agreement if funding has not occurred by that time. Each of the parties to the letter of intent is responsible for their own costs and expenses.

In light of the changes in our business plans and the intended implementation of the two announced joint ventures, during October 2015, we have ceased fundraising under the Private Placement and intend to focus our efforts on raising the capital contemplated by the announced letters of intent.

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

These forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside of our control that could cause actual results to differ materially from the results discussed in the forward-looking statements. Some of the factors that we believe could affect our results include:

-	limitations on our ability to begin or grow revenue-generating operations and implement our business plan;

-	limitations on available capital and resources, including financial and personnel resources;

-	our ability to successfully expand into newly-announced industries in which we have little or no operating experience;

-	our ability to successfully implement the joint ventures which we have announced;

-	the timing of and our ability to raise capital for our strategic objectives or to obtain financing for our operations on acceptable terms;

-	dependence on third-party payors;

-	the effects of changing economic conditions;

-	the loss of members of our management team or other key personnel;

-	changes in governmental laws and regulations, or the interpretation or enforcement thereof and related compliance costs; and/or

-	costs and other effects of legal and administrative proceedings, settlements, investigations and claims, which may not be covered by insurance.

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

Business

We were organized on September 9, 2009, as a Nevada corporation. On December 19, 2013 and January 29, 2014, Titan Partners, LLC entered into a stock purchase agreement with two shareholders for the acquisition of 9,500,000 shares or 96%, and 392,956 shares or 2.92%, respectively, for a total of 9,892,956 shares or 98.92% of our then issued and outstanding common stock. After the completion of our forward stock split Titan Partners, LLC owned 132,501,306 shares of common stock. As of November 13, 2015, Titan Partners, LLC owned 53,570,589 shares of our common stock.

On September 30, 2014, we acquired 100% of the issued and outstanding limited liability company membership interests of Preferred Rx, LLC ("Preferred Rx") in exchange for cash and contingent consideration. Upon consummation of the transaction, Preferred Rx became our wholly-owned subsidiary.

As a result of this acquisition, we became an active business operating through our subsidiary, the Predecessor Company. We do not consider our operations to be seasonal to any material degree. The Predecessor Company has historically been a closed door pharmaceutical company with 39 state pharmacy licenses focused on providing pharmacy services to medical facilities and patients of such facilities, particularly with respect to coordinating the delivery of prescriptions to nursing homes and long-term care facilities. We expanded the capabilities of the pharmacy to include filling compounded prescriptions and delivery services, received Pharmacy Compounding Accreditation Board accreditation approval by Accreditation Commission for Healthcare for the services of non-sterile compound of patient specific prescriptions, were accepted into the Professional Compounding Centers of America's PersonalMed network, and received approval for and the addition of seven state pharmacy licenses, giving us 47 state pharmacy licenses.

On October 6, 2014, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name to Titanium Healthcare, Inc. In addition, we changed our ticker symbol to "TIHC". In the upcoming months we expect to file another amendment to our Articles of Incorporation with the Nevada Secretary of State to change our name and our ticker symbol to be reflective of our updated plan of operations. At that time we expect to continue using the name Titanium Healthcare as a tradename for our healthcare segment.

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

Until recently, our business plan has focused on becoming a diversified healthcare ancillaries and life sciences company. The focus of this plan has been on prevention of prescription drug fraud, waste, and abuse through an offering of business and educational resources to combat the problem. In addition, our plan has been to focus on personalized medicine through innovation and responsible delivery to improve patient outcomes.

We believe that each of our current business operations play a substantial role in the prevention of prescription drug fraud, waste, and, abuse. Our compounding pharmacy offers alternatives to oral medicines; the urine drug toxicology laboratory is tantamount to monitoring the use of oral pain medicines and thus offering more control to prescribing physicians, and pharmacogenomic reporting allowing physicians more decision making tools in prescribing the proper medicines and dosages to their patients.

We acquired Preferred Rx, LLC ("Preferred Rx"), located in Arlington, Texas, on September 30, 2014, where we fill individual patient prescriptions. We expect to acquire 70% of the outstanding equity of Dermatopathology Institute of New Jersey, LLC ("DPI") located in Red Bank, New Jersey in the fourth quarter of 2015 where we will perform urine drug toxicology laboratory services. We plan to acquire, develop, and operate additional pharmacies, laboratories and chronic care centers in various states across the United States.

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

In the fall of 2015 we started the process of supplementing our healthcare business plan by entering into joint venture agreements with strategic partners in the science and technology industries. These joint ventures are intended to take advantage of our platform as a timely-filed public entity and expand our Company into new industries, such as aerospace & defense, transportation, energy and life sciences. If we are successful in implementing these new initiatives, we believe our new strategic partners will provide key personnel and process know-how through the new joint ventures which focus on bridging science and technology to provide near-term, monetizable solutions to major companies and defense agencies in multiple industries.

As a result of this new direction, we intend to seek up to $250 million of new capital to acquire infrastructure such as labs, a supercomputing center, a new headquarters, intellectual property, other strategic assets and to hire talented personnel and launch FDA studies on our existing compounded prescription medication.

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

As of September 30, 2015 we sold an aggregate of 34,019,868 shares of common stock in exchange for a combined total of $2,152,927 in the ongoing Private Placement. As of September 30, 2015, the additional shares sold in the Private Placement represent 20.3% of the issued and outstanding shares of common stock.

As of October 15, 2015 we ceased selling efforts under the Private Placement, having sold an aggregate of 34,555,725 shares of common stock in exchange for a combined total of $2,206,512. As of November 13, 2015, the additional shares sold in the Private Placement represent 20.5% of our issued and outstanding shares of common stock.

Three and Nine Months Ended September 30, 2015 compared to September 30, 2014

Business Segments

The following tables present revenue and operating expenses for our business segments. Other financial information about our segments is incorporated herein by reference to Note 6 of the notes to unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

The following table presents revenue and operating expenses for the three months ended September 30, 2015 and 2014:

	Successor Company		Predecessor Company
	Three months ended September 30,		Three months ended September 30,
	2015	2014	2014
Revenues:
On-call	$-	$-	$714,780
Pharmacy	138,076	1,200	-
Pharmacogenomics	-	-	-
Total	138,076	1,200	714,780

Allocated segment operating expenses:
On-call	16,515	-	759,584
Pharmacy	270,180	27,773	-
Pharmacogenomics	13,577	-	-
Total	300,272	27,773	759,584

Segment loss:
On-call	(16,515)	-	(44,804)
Pharmacy	(132,104)	(26,573)	-
Pharmacogenomics	(13,577)	-	-
Total	(162,196)	(26,573)	(44,804)

Unallocated operating expenses:
Professional fees	92,013	55,065	-
Rent to related party	26,361	30,000	-
Personnel costs	393,821	196,695	-
Transaction costs	36,971	439,228	-
Other general and administrative costs	230,950	154,193	-
Total	780,116	875,181	-

Loss from operations	$(942,312)	$(901,754)	$(44,804)

Revenues

We acquired a pharmacy and began servicing our compounding prescription business on September 30, 2014. Prior to this acquisition, we were a shell company with no active revenue generating business. During the first nine months of 2014, we were focused on potential acquisitions, administrative and compliance responsibilities. We commenced our compounding business in the fourth quarter of 2014, and we had compounding revenue of $138,076 for the three months ended September 30, 2015.

We had no revenue for the on-call business for the three months ended September 30, 2015, due to the sale of certain customer contracts to Care Services, LLC ("Care Services") on October 10, 2014.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we were paid on a monthly basis by the lab for services performed. This agreement was terminated in June 2015 as a result of significant reduction in the reimbursement amounts by a significant government payor. In response, we executed agreements with other labs and we expect significantly lower revenues in the near-term from pharmacogenomics testing. During the three months ended September 30, 2015, we had zero revenue for our pharmacogenomics business as we continue to transition our services to other labs. In October 2015 we earned revenue at approximately $200 per pharmacogenomics test, which have been at a significantly lower rate than in the first six months of 2015, which was usually over $1,000 per test.

Operating Expenses

Total segment operating expenses were $300,272 and $27,773 for the three months ended September 30, 2015 and 2014, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our pharmacy, toxicology and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The large decline in operating expenses between the Successor Company and the Predecessor Company for the three months ended September 30, 2015 and 2014 for the on-call business was due to the Services Agreement entered into with Care Services in which Care Services would reimburse us for costs incurred with servicing customer contracts purchased by them on October 10, 2014. As a result of this sale, we expect no future operating expenses associated with our on-call business.

The decrease in total unallocated operating expenses from the three months ended September 30, 2015 to the same period ended September 30, 2014, was due to expenses associated with the acquisition of Preferred Rx in the prior year. This decrease was partially offset by due diligence on other potential acquisitions, legal fees, accounting fees, and personnel costs to start the execution and build the infrastructure of our business plan in the current year. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

The following table presents revenue and operating expenses for the nine months ended September 30, 2015 and 2014:

	Successor Company		Predecessor Company
	Nine months ended September 30,		Nine months ended September 30,
	2015	2014	2014
Revenues:
On-call	$2,067	$-	$2,431,720
Pharmacy	579,936	1,200	-
Pharmacogenomics	1,125,078	-	-
Total	1,707,081	1,200	2,431,720

Allocated segment operating expenses:
On-call	56,943	-	2,378,878
Pharmacy	788,511	27,773	-
Pharmacogenomics	285,607	-	-
Total	1,131,061	27,773	2,378,878

Segment income (loss):
On-call	(54,876)	-	52,842
Pharmacy	(208,575)	(26,573)	-
Pharmacogenomics	839,471	-	-
Total	576,020	(26,573)	52,842

Unallocated operating expenses:
Professional fees	480,625	418,717	-
Rent to related party	94,399	70,000	-
Personnel costs	1,189,227	233,415	-
Shell acquisition costs	-	12,070	-
Transaction costs	144,612	439,228	-
Other general and administrative costs	615,093	320,350	-
Total	2,523,956	1,493,780	-

(Loss) income from operations	$(1,947,936)	$(1,520,353)	$52,842

Revenues

We commenced our compounding business in the fourth quarter of 2014, and we had compounding revenue of $579,936 for the nine months ended September 30, 2015.

Net revenue for the on-call business was $2,067 for the nine months ended September 30, 2015, which was down significantly from revenue generated by the Predecessor Company in the prior period due to the sale of certain customer contracts to Care Services, LLC ("Care Services") on October 10, 2014. As a result of this sale, we expect no future on-call revenue.

On December 1, 2014, we entered into an Administrative Services Agreement with a lab that performs pharmacogenomics testing in which we perform marketing, education, specimen transport, processing and molecular and other laboratory testing services for physician practices and clinics. Under this agreement, we were paid on a monthly basis by the lab for services performed. This agreement was terminated in June 2015 as a result of significant reduction in the reimbursement amounts by a significant payor. In response, we executed agreements with other labs and we expect significantly lower revenues in the near-term from pharmacogenomics testing. During the nine months ended September 30, 2015, we had revenue of $1,125,078 for our pharmacogenomics business.

Operating Expenses

Total segment operating expenses were $1,131,061 and $27,773 for the nine months ended September 30, 2015 and 2014, respectively. These amounts consisted primarily of personnel costs incurred to add additional employees, and materials costs to support our pharmacy, toxicology and pharmacogenomics business lines, and costs to operate our on-call business which was acquired through the acquisition of Preferred Rx.

The large decline in operating expenses between the Successor Company and the Predecessor Company for the nine months ended September 30, 2015 and 2014 for the on-call business was due to the Services Agreement entered into with Care Services in which Care Services would reimburse us for costs incurred with servicing customer contracts purchased by them on October 10, 2014. As a result of this sale, we expect no future operating expenses associated with our on-call business.

The increase in total unallocated operating expenses from the nine months ended September 30, 2015 to the same period ended September 30, 2014, was due to expenses associated with due diligence on other potential acquisitions, legal fees, accounting fees, private placement costs, personnel costs, and rent to start the execution of our business plan. We expect operating expenses to increase in the future as we continue building the infrastructure necessary to implement our business plan.

Liquidity and Capital Resources

Going Concern Uncertainties

We have a limited operating history, recurring losses from operations, negative cash flows, capital deficiency, and our business plan has inherent risks. As of September 30, 2015, we had an accumulated deficit of $4,715,795 and negative working capital of $2,770,156. Because of these factors it raises substantial doubt about our ability to continue as a going concern. As a result, our auditors issued an audit opinion on our 2014 annual financial statements which included a statement describing our going concern status.

Through the acquisition of Preferred Rx, which has positive operating cash flows, and added products, such as pharmacogenomics services, along with our engagement in a private placement of equity securities, which we have ceased selling efforts under the Private Placement as of October 15, 2015, and short-term and long-term borrowings and capital contributions from our majority stockholder, we have historically met our capital requirements. Once our business plan is fully implemented, including, but not limited to, closing the acquisition of DPI and generating significant revenues from urine drug toxicology testing, and adding volume to our owned pharmacy, we anticipate we will be able to provide the necessary liquidity from our cash on hand and cash flow from operations; however, if we do not generate sufficient cash flow from operations, we may attempt to continue to finance our operations through equity and/or debt financings. As a result of our recurring losses from operations, negative cash flows, the less than anticipated operating results of the pharmacy, and significant declines in reimbursement amounts on our pharmacy and pharmacogenomics services, we believe triggering events were present as of September 30, 2015. We considered financial projections which contemplate planned increases in volume and revenues in the fourth quarter of 2015, however, if this does not occur, then we expect to perform impairment testing as of December 31, 2015 which would result in an impairment charge that would be recorded in the fourth quarter and year end results.

Our supplemented business plan will also require capital for joint ventures as a condition to commencing operations. We intend to start another capital raise of $250 million in late 2015 which is expected to be used to close and fund the new plan of operations contemplated in the joint ventures referenced in Note 13.

During the third quarter of 2015, and subsequently through November 13, 205 we received $384,000 and $565,841, respectively, in loans from a shareholder entity. The entity also provided commitment to loan additional amounts to the extent available and to the extent that entity is successful raising additional capital. We will require additional loans in the near term to bridge our liquidity needs until our operations generate positive cash flows.

It is the belief of management that this plan will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity and current operations. There is no legal obligation for either management or any stockholder to provide funding in the future. We may also experience difficulty or delays in implementing our business plan, which will have a significant adverse impact on our liquidity and capital resources.

Our existing sources of cash are not adequate to meet our projected liquidity requirements for the new joint ventures and we intend to raise up to $250 million in additional capital through debt or equity financing to execute closing and commencement of operations under the new joint ventures.

Cash Flows of Successor Company

At September 30, 2015 and 2014, excluding amounts due to shareholders, we had negative working capital of approximately $(1,828,398) and $(1,459,420), respectively. The increased use of working capital was primarily funded by a related party who performed our administrative services for us as we began executing our business plan, deferring payments to certain vendors, through acquisition earn-out and working capital considerations, and through the sale of our common stock.

Operating activities for the nine months ended September 30, 2015 was a significant use of cash primarily due to the net loss incurred during the period.

Investing activities for the nine months ended September 30, 2015 primarily related to capital expenditures associated with machinery and equipment and software to enhance our compounding and lab operations.

Financing activities for the nine months ended September 30, 2015 included $843,908 in funding, net of costs, associated with our private placement and amounts owed to certain shareholders for payments made on our behalf.

Cash Flows of Predecessor Company

Operating cash flows for the nine months ended September 30, 2014 were $55,555 primarily due to net income and positive cash flows generated from operating the on-call business.

Investing activities for the nine months ended September 30, 2014 primarily related to capital expenditures to make improvements to software used to support the on-call business.

Financing activities included $82,000 in distributions to member owners during the nine months ended September 30, 2014.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including the CFO and COO, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2015. Our disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CFO and COO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Report, under the supervision and with the participation of our management, including our CFO and COO, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission entitled "Internal Control - Integrated Framework (2013)" (the "COSO Framework")." As described below, as of December 31, 2014, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

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

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our Chief Financial Officer and Chief Operating Officer have concluded that our disclosure controls and procedures were not sufficient as of September 30, 2015.

Our management continues to work to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses identified by management. We intend to continue taking measures as liquidity allows, including hiring competent employees and engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 11, 2015, a lawsuit was filed by EPZ Holdings, LLC d/b/a EZ Executive Search in the General Court of Justice of the Superior Court Division of The State of North Carolina, County of Union against Titanium Healthcare, Inc. The lawsuit arises from allegations of failing to remit recruiting, headhunting and staffing services fees due under a written agreement of $38,000. Management is considering alternatives and expects to settle this claim in the future.

Item 1A - Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - "Risk Factors" of our Annual Report on Form 10-K and Form 10-K/A for the fiscal year ended December 31, 2014, as filed with the SEC on March 30, 2015 and April 27, 2015, respectively, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. Changes to our risk factors since those previously disclosed in our most recent Annual Report on Form 10-K are disclosed below. The departure of our Chief Executive Officer, whose employment was terminated effective May 15, 2015, was not considered to have caused a material change in our risk factors since the duties previously performed by our Chief Executive Officer have been shared between the Chief Financial Officer and Chief Operating Officer. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

In evaluating our business you should carefully consider the risk factors discussed below in addition to the other information in this Quarterly Report and in our Annual Report on Form 10-K. Any of these factors could materially and adversely affect our business, results of operations, and financial condition. It is not possible to identify or predict all such factors and, therefore, you should not consider these risks to be a complete statement of all the uncertainties we face.

INVESTMENT IN SHARES OF OUR COMMON STOCK INVOLVES SIGNIFICANT RISKS INCLUDING, BUT NOT NECESSARILY LIMITED TO, THE RISK FACTORS DESCRIBED BELOW. PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THESE RISK FACTORS, TOGETHER WITH THE OTHER INFORMATION SET FORTH IN THIS QUARTERLY REPORT AND IN OUR ANNUAL REPORT ON FORM 10-K PRIOR TO ANY INVESTMENT IN OUR COMMON STOCK. THERE CAN BE NO ASSURANCE THAT OUR FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED IN THE FUTURE BY ONE OR MORE OF SUCH RISK FACTORS OR THAT OUR INCOME AND/OR UTILIZATION OF OUR PRODUCTS AND SERVICES WILL NOT DECREASE.

RISKS RELATED TO OUR SECURITIES

The revenue we have generated has not been sufficient to fund our operating requirements and debt servicing needs.

Notably, we have suffered recurring losses since inception. As of December 31, 2014, we had an accumulated deficit of approximately $2,761,686 compared to $482,649 at December 31, 2013. As of September 30, 2015, we had an accumulated deficit of $4,715,795. We have also had negative cash flows from operations from our inception through the year ended December 31, 2014 and quarter ended September 30, 2015. Our primary sources of liquidity have been equity and asset sales and loans from certain of our significant stockholders. This raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is contingent upon, among other factors, our ability to generate funds from operations, our ability to raise funds or obtain sufficient financing to support our operations and our ability to grow and expand our business, including the proposed joint ventures. If we are not able to obtain sufficient funds through equity raises or otherwise obtain financing to support our operations, we may not be able to capitalize on the proposed joint ventures and we may be forced to limit or cease our operations.

The issuance of additional shares of common stock or preferred stock will result in dilution to our existing stockholders.

We will need to issue additional shares of common stock or preferred stock to raise capital to support our business plan. When additional shares of common stock is issued, the ownership interest of our existing stockholders will be diluted proportionately, which will have the effect of reducing the voting power and equity interests of existing stockholders. In addition, we may issue shares of our preferred stock on terms and conditions established by our board of directors. The terms and conditions of any preferred stock we might issue would likely provide for superior rights in some respects when compared to our common stock, including, without limitation, potentially superior dividend, liquidation, conversion or voting rights.

There is and will be a limited market for our common stock.

There is a limited market for our common stock, and it is not anticipated that any broader market will develop in the short term. Investors may be required to hold their interests for an indefinite period of time. Even if our operations are successful, our common stock will likely be illiquid for the foreseeable future.

Because of the limited market for our common stock, our stock may be subject to significant price volatility when compared to seasoned issuers, and we expect our share price will be more volatile than a seasoned issuer for the indefinite future. As a consequence of the lack of liquidity in our shares, the trading of relatively small quantities of shares may disproportionately influence the price of those shares in either direction. The market price for our common stock may be particularly volatile given our status as a smaller reporting company with a relatively small and thinly traded "float."

The application of the "penny stock" rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

If our common stock begins more active trading, as long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the "penny stock" rules, unless we otherwise qualify for an exemption from the "penny stock" definition. The "penny stock" rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery of a disclosure schedule explaining the penny stock market and the associated risks prior to any transaction involving a penny stock. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The stock market in general and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include 1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; 2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; 3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; 4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and 5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate significantly in response to various factors, many of which are beyond our control, including, without limitation, the following:

•	our ability to obtain financing and capital for the expansion of our business into new industries and disciplines;

•	our ability to obtain working capital financing;

•	our ability to close our announced joint ventures and successfully expand into new industries in which we have limited experience;

•	our ability to attract and retain key personnel;

•	sales of our common stock or other equity;

•	competitive pricing pressures;

•	changes in the pharmacy and pharmaceutical industry and markets;

•	changes in the laboratory industry and markets;

•	new competitors or larger competitors in our existing or future markets;

•	our ability to successfully commercialize any intellectual property associated with our joint ventures;

•	operating results that fall below expectations;

•	oss of any material strategic relationships;

•	failure to successfully close our proposed joint ventures or otherwise execute our business plan;

•	industry or regulatory developments; or

•	general economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our historical financial results may not be indicative of future results as a result of the acquisition of Preferred Rx and our contemplated expansion into new industries.

Prior to our acquisition of Preferred Rx, we were a shell company with no business operations. Our intent is to focus Preferred Rx on the compounding pharmacy business and integrate Preferred Rx's business into our operations. In addition, we have only recently begun operations providing toxicology and pharmacogenomics services and have significantly altered the on-call services previously offered through Preferred Rx. Our historical financial results and those of Preferred Rx may provide only a limited basis for you to assess our business and these historical financial results may not be indicative of future financial results.

We will need additional capital to pursue future strategic plans, and the sale of additional shares or other equity securities would result in additional dilution to our stockholders.

Our existing sources of cash are not adequate to meet our current or projected liquidity requirements and we will need to raise additional capital through debt or equity financing to execute our current and projected business plans, including raising up to $250 million as part of our proposed joint ventures. We cannot assure you that any additional equity sales or financing will be available in amounts or on terms acceptable to us, if at all. The sale of additional equity securities would result in additional dilution to our stockholders and, depending on the amount and type of securities sold, could result in a significant reduction of your percentage interest in us. The incurrence of additional indebtedness would result in increased debt service obligations and could result in additional operating and financing covenants that could restrict our operations. If we are unable to secure sufficient sources of liquidity, we may be unable to execute on our proposed joint ventures or continue our operations.

Our independent auditors have issued a report which raises the question about our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2014 includes a statement describing our going concern status. This means substantial doubt about our ability to continue as a going concern existed as of the date of such report. Reports of independent auditors questioning a company's ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This qualification to our financial statements may make it difficult for us to raise debt or equity financing necessary to conduct our operations and execute on our business plan, and if we are unable to continue as a going concern, it is likely that holders of our common stock will lose all of their investment.

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

Concentration of ownership by our principal stockholders may result in control by such stockholders of the composition of our board of directors.

Our existing significant stockholders, executive officers, directors and their affiliates beneficially own a significant number of our outstanding shares of common stock. As a result, these stockholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

We have identified material weaknesses in our and the Predecessor Company's internal controls over financial reporting, and our business and stock price may be adversely affected if we do not adequately address those weaknesses or if we have other material weaknesses or significant deficiencies in our internal controls over financial reporting.

Our management has performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2014. Our disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our COO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of our Annual Report on Form 10-K, under the supervision and with the participation of our management, including our CFO, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, as of December 31, 2014, management identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

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

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our remediation efforts with respect to these weaknesses are continuing. As a result of these ongoing material weaknesses, our management has concluded that our disclosure controls and procedures were not sufficient as of December 31, 2014.

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

●

In September 2014, we hired a VP of Finance and a Controller, both with previous public company experience maintaining an effective control environment including preparing timely and accurate financial information. Since their start, we have completed and implemented the following:

-	Thorough scoping and mapping analysis to ensure all significant financial statement accounts were mapped to company key controls, updated COSO components, and financial statement assertions.

-	An Enterprise Risk Assessment and Fraud Risk Assessment with all members of management to ensure all identified financial statement risks were appropriate covered by company key controls.

-	Engaged tax experts to assist in the completion of quarterly and annual tax provisions.

-	Delegation of authority, defining responsibilities and levels of approval needed based on qualitative and quantitative risks of transactions.

-	Access controls surrounding cash accounts and transactions.

-	Whistleblower hotline to allow individuals to anonymously report any incidents of suspected fraud or possible unethical behavior.

●	We implemented procedures with respect to the proper communication, approval, and documentation and accounting review of contracts.

●	We continue to evaluate our accounting systems to determine appropriate enhancements for the combined entity.

●	We intend to strengthen information technology procedures and controls for the predecessor entity.

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

RISKS RELATED TO OUR PHARMACY, TOXICOLOGY AND PHARMACOGENOMICS BUSINESS

A stockholder's entire investment may be lost if we are unable to develop pharmacies or comply with state pharmacy board requirements.

We intend to acquire additional pharmacies and laboratories and develop our pharmacy and laboratory operations. There can be no assurance we will obtain the necessary licenses and/or certifications to operate such pharmacies or laboratories. If we are unsuccessful in obtaining licensure and/or certification or is unable to develop additional pharmacies or laboratories for any reason, then our stockholders could lose their entire investment. In addition, while we intend to operate in accordance with the rules promulgated by state pharmacy boards, state and federal and state laboratory regulators, any adverse action taken against us by state pharmacy boards or federal and state laboratory regulators may adversely impact our operations.

We have limited experience operating compounding pharmacies, laboratories and we may be unable to implement our business plan successfully or generate sufficient revenue to operate our business.

Prior to the consummation of the acquisition of Preferred Rx, we were a "shell" company with no or nominal operations. After the acquisition, our initial operations have been conducted through our wholly-owned subsidiary, Preferred Rx. However, aside from the experience of certain of our officers and certain employees of Preferred Rx, we have no experience operating pharmacies or commercializing pharmaceutical formulations through ownership of or licensing arrangements with compounding pharmacies. In addition, we have recently expanded into providing laboratory, including but not limited to, urine drug toxicology and pharmacogenomics services. To the extent we pursue additional acquisitions, we will need to expand our operations and personnel in the pharmacy operations and laboratory areas, which we may be unable to do successfully. In addition to the other risks we identify elsewhere in these Risk Factors, we may experience unanticipated difficulties implementing this strategy, including difficulties that arise as a result of our lack of experience in these areas. Even if we are successful, we may be unable to generate sufficient revenue to recover our costs.

No assurance of licensure.

Our pharmacy and laboratory operations require licensing, permits, and accreditation from various federal and state agencies as a condition to operate including, but not limited to, licensure by state pharmacy boards and federal and state laboratory regulatory boards. The process includes certain license applications or the acquisition of pharmacy or laboratory operations with the appropriate licenses, permits or accreditations. Our development and operations could be adversely affected by the failure or inability to obtain the necessary approvals, changes in standards applicable to such approvals, and possible delays and expenses associated with obtaining such approvals. There is no assurance that we will be successful in obtaining or maintaining required licenses and permits.

No assurance of payment.

Our success in pharmacy and laboratory operations will depend in part upon private and third-party sources of payment for the services we provide. The amount of payment that we receive for services may be adversely affected by market and cost factors as well as other factors over which we have no control and the cost containment and utilization decisions of third parties. Our revenue will be the result of the number and type of services and products we provide. In addition, our success will depend upon our ability to maintain contractual relationships with payors and to perform our operations in an efficient manner sufficient to realize operating profits. There can be no assurance that we will be able to do so.

We may incur losses and negative cash flow.

We may incur negative cash flow and there can be no assurance that we will eventually operate profitably.

The availability of additional working capital is uncertain.

We believe the proceeds from ongoing equity investments and recently started operations will allow us to execute our pharmacy and laboratory business plan and to satisfy short-term expected cash requirements for its operations. However, our continued pharmacy and laboratory operations are dependent on the availability of revenues for continued growth and earnings retention. In the event there is insufficient cash flow from our pharmacy and laboratory operations, we may be required to obtain additional equity or debt financing. There can be no assurance that such financing will be available, or, if available, the financing will be on satisfactory terms. If financing is needed, but is not available, we may not be able to operate our pharmacy operations successfully and any investment made may be lost.

Reductions or changes in reimbursement from private payors could adversely affect our operating results.

Our pharmacy and laboratory operating results may be adversely affected by actions of third-party payors and reimbursement factors over which we have no control. Cost containment efforts by such payors may impact us. We cannot assure investors that payments by third-party payors will remain at levels comparable to present levels.

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

Our success in our pharmacy and laboratory operations will depend partially on the efforts and success of physicians who write prescriptions for products offered by our pharmacies and laboratories. There can be no assurance that physicians will write prescriptions or orders for products offered by our pharmacies and laboratories or that patients will choose to fill their prescriptions at our pharmacies or laboratories. Insufficient business is likely to make it impossible for us to maintain our pharmacy and laboratory operations and achieve our financial objectives.

Our pharmacy success will depend on our ability to obtain pharmaceutical ingredients from our vendors.

Our success in our pharmacy operations will depend upon the efforts and success of our ability to obtain the necessary pharmaceutical ingredients from our vendors. There can be no assurance that we will be able to obtain or maintain contracts with such vendors, which could reduce our revenues and adversely affect our business.

Any profitability in our pharmacy and laboratory operations may be affected by the highly competitive healthcare industry.

The health care industry in general, and the market for pharmacy and laboratory services in particular, is highly competitive and we expect to encounter competition from other pharmacies and laboratories. Regulatory and other changes affecting the health care industry expose us and other industry participants to the risk that they will lose competitive advantages. Many of our existing and potential competitors have greater financial and other resources than we do, and there can be no assurance that we will be able to compete successfully against those competitors.

Professional liability insurance premiums or claims may adversely affect results.

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

The costs of operating pharmacies or laboratories may be affected by factors beyond our control including environmental problems, fire, strikes, energy shortages, inflation, adverse weather conditions (including tornadoes, hurricanes, hail, flooding, and other risks), and other unknown contingencies. Income derived from the pharmacies may be adversely affected by various changing local factors such as an increase in local unemployment, a change in the characteristics of the area, governmental regulations, various uninsurable risks and unforeseen changes in the industry. There can be no assurance that we will generate sufficient operating revenues to make rental payments under a pharmacy or laboratory lease agreement. Accordingly, in the event of a default in the payment of rentals, or any other default under a lease agreement, the lease agreement may be terminated and we would have no further right to occupy and operate the laboratory or pharmacy being operated on such leased space or use leased equipment in the laboratory. In addition, we will have normal business risks including disruptions from malfeasance or embezzlement by our employees or contractors, malfeasance or embezzlements at our contracted entities, if any, such as billing services and collection agencies, or lawsuits brought by third parties against us and/or any agent, employee, contractor, or person acting on our behalf. We also have general liability risks in that any of those types of disruptions could cause material change in our ability to operate profitably.

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

Execution of operating plans is highly dependent on the personal efforts and abilities of our senior executives, including our Chief Business Development Officer, Chief Marketing Officer, Chief Operating Officer and our Chief Financial Officer. We do not currently maintain key-person insurance on the lives of, any of these senior executives, and the loss of any one of them could significantly disrupt our business and our ability to implement our business plan.

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

In addition, we may not be successful in integrating Preferred Rx, laboratories or other future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management's attention. Even if we are successful in integrating Preferred Rx or future acquisitions, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital.

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

Federal Statutes and Regulations. Various federal laws impose penalties, including fines, civil monetary penalties, imprisonment, and termination of Medicare and/or Medicaid participation upon health care providers who receive any form of compensation or other inducement for referring a patient to a provider of health related services, like us. We do not intend to provide services or products to beneficiaries of federally-funded programs nor does the Company intend to submit claims for any such services. As a result, the Stark Law and the Federal Anti-Kickback Statute should not be applicable. In general, the Stark Law prohibits a physician who has a "financial relationship" with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including outpatient prescription drugs. Once a proscribed referral is made, the entity cannot submit a claim for payment for the services to the Medicare or Medicaid program or bill the patient or any other party for the services, unless an appropriate exception applies to protect the arrangement. In general, the Federal Anti-Kickback Statute prohibits anyone from knowingly and willingly offering, paying, soliciting, or receiving any remuneration in return for referring an individual to another person or entity for the furnishing, or the arranging for the furnishing of any item or service that may be paid in whole or in part by the Medicare, Medicaid, or a federal health care program. The Federal Anti-Kickback Statute creates liabilities for parties on both sides of an impermissible "kickback" transaction. Under the statute, remuneration can implicate the statute whether it is made in cash or in kind, directly or indirectly, overtly or covertly. The Federal Anti-Kickback Statute has been broadly interpreted to cover any transaction where "one purpose" of the remuneration is to induce referrals subject to the statute. The Federal Anti-Kickback Statute contains numerous exceptions, including certain "safe harbor" provisions, which set forth the requirements for arrangements that are deemed to not violate the statute. We decided to provide services to federally-funded patients, we would do so only if we obtained a favorable legal opinion or advisory opinion that such services were in compliance with applicable federal laws and regulations. Since the Federal Anti-Kickback Statute applies to remuneration whether it is provided directly or indirectly, certain relationships among the parties could potentially be subject to challenge. Each investor should consult with legal counsel regarding the legality of this arrangement.

State Statutes and Regulations. Many states have specific statutes and regulations governing a physician's ability to invest in another health care provider and/or a physician's ability to refer patients to an entity in which the physician has a financial interest. In addition, many states require a physician to disclose to the individual that the physician has a financial interest in the health care entity and to inform the individual that the individual may choose to be referred to another health care entity. Some states require that such disclosure be made in writing, and some states also require that the physician retain a copy of the notice.

Laws Governing the Use, Disclosure, Maintenance or Transmission and Privacy of Health Information. HIPAA and the HITECH, require compliance with standards for the exchange of use, disclosure, maintenance and transmission of health information with third parties, such as payors, business associates, and patients. These standards address common health care transactions (such as claims information, plan eligibility, payment information and the use of electronic signatures); unique identifiers for providers, employers, health plans, and individuals; security; privacy; and enforcement. The United States Department of Health and Human Services ("HHS") has published final regulations for health care transactions (which became effective October 16, 2002), the privacy of individually identifiable health information (which became effective April 14, 2003), the security of health information (which became effective April 21, 2005), the HIPAA Privacy, Security, Enforcement & Breach Notification Final Omnibus Rule (which became effective March 26, 2012). HITECH broadened the scope of the HIPAA privacy and security regulations. HITECH extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle protected health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. In addition, a covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity.

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

Compliance with HIPAA and HITECH require us to meet significant and costly standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. The American Recovery and Reinvestment Act ("ARRA") has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For example, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Under ARRA, HHS is required to conduct periodic HIPAA compliance audits of covered entities and their business associates. HHS conducted compliance audits of 115 covered entities in 2012 and has announced its intent to conduct additional audits. In addition, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. HITECH and the final Omnibus rule implements many of the ARRA enforcement requirements. In the rule, HHS removed the requirement that HHS attempt to resolve HIPAA violations through informal means, such as allowing a covered entity to implement a corrective action plan, prior to imposing penalties. Instead, HHS has the discretion to resolve violations by moving directly to impose monetary penalties. The HIPAA privacy regulations and security regulations have and will continue to impose significant costs in order to comply with these standards.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We remain subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

RISKS RELATED TO OUR PROPOSED JOINT VENTURES AND BUSINESS EXPANSION PLANS

We intend to participate in joint ventures and strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

We intend to consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases, and have entered into agreements with respect to two potential joint ventures (LBData, LLC and ODIN Industries, LLC). Additional potential transactions we may consider could include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us or certain of our assets or aspects of our operations as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, may pose significant integration challenges, and may require us to hire or otherwise engage personnel with additional expertise, any of which could harm our operations and financial results. Such transactions may also entail numerous other operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management's time and attention in order to develop acquired products, product candidates or technologies or businesses.

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

There can be no assurances that we will meet all of the conditions necessary to consummate the proposed joint ventures with LBData, LLC and ODIN Industries, LLC, including raising a sufficient level of capital, or that we will be able to consummate the proposed joint ventures at all. If we are unable to consummate the proposed joint ventures, our operations and financial results will be negatively impacted and we may not be able to continue operations.

Our board of directors may change our business plans, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current and proposed business strategies and objectives, operating policies and goals without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, operating results and value of our stock.

Our pursuit of the identified joint ventures and future ventures may be risky, and we could lose all or part of our investment.

The companies we have entered into agreements with respect to joint ventures with, including LBData, LLC and ODIN Industries, LLC, and those we may look to in the future, are generally development-stage companies. Partnering with development-stage operations can involve a number of significant risks, including, among other things that these companies:

●	may have limited financial resources to meet future capital needs and thus may be unable to grow or meet their obligations, and thus they may be dependent on us for providing capital;

●

may have shorter or no operating histories, narrow product lines, smaller or no market shares and/or more significant customer concentration than other businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

●

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the development-stage company, our joint venture and, in turn, on our operations;

●

generally have no or less predictable operating results, may be engaged in rapidly changing businesses or technologies with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	generally have less publicly available information about their businesses, operations and financial condition.

The lack of liquidity in the proposed joint ventures may adversely affect our business.

The investments we make in the proposed joint ventures as well as in any future opportunities will not be publicly traded and will likely be subject to restrictions on sale and will otherwise be illiquid. The illiquidity of these investments may make it difficult for us to sell these investments when or if desired.

If our joint ventures fail to develop commercialized products or technology or if such products or technology fail to achieve and sustain sufficient market acceptance, we will not generate expected revenue and our business may not succeed.

We cannot be sure that any joint venture or line of business we enter into we develop products capable of being commercialized or that any products that are commercialized will gain acceptance in the marketplace at levels sufficient to support or recover development costs. Furthermore, we cannot guarantee that any products developed will be satisfactory to potential customers in the markets we seek to reach. These markets are dynamic, and there can be no assurance that they will develop as quickly as we expect or that they will reach their full potential. Even if we are able to successfully develop products or technologies through our joint ventures, we and/or our sales and distribution partners may fail to achieve or sustain market acceptance of such products across the full range of their intended applications. If the market for any such products grows more slowly than anticipated, if competitors develop better or more cost-effective products or if we are unable to acquire and grow a customer base for any commercialized products, our future sales and revenue would be materially harmed and our business may not succeed.

Any products we develop could have unknown defects or errors, which may give rise to claims against us or divert application of our resources from other purposes.

Any products developed through our joint ventures will likely be complex and may develop or contain undetected defects or errors. We cannot provide assurance that material performance problems will not arise. Despite testing, defects or errors may arise in our products, which could result in a failure to achieve market acceptance, diversion of development resources, injury to our reputation and increased warranty, service and maintenance costs. Defects or errors in our products could also discourage customers from purchasing our products. The costs incurred in correcting any defects or errors may be substantial and could adversely affect our operations. In addition, such defects or errors could lead to the filing of claims against us or against third parties who we may have an obligation to indemnify against such claims, which could be costly and time-consuming to defend and result in substantial damages.

Failure to secure patent or other intellectual property protection for any future products and improvements to our products may reduce our ability to maintain any technological or competitive advantage over our competitors and potential competitors.

The proposed joint ventures with LBData, LLC and ODIN Industries both involve technology and intellectual property that is vital to the success of such ventures. Our ability to protect and enforce our intellectual property rights or those of the joint ventures or joint venture partners is uncertain and depends on complex legal and factual questions. Any ability to establish or maintain a technological or competitive advantage over competitors may be diminished because of these uncertainties. For example, patents may not be of sufficient scope to prevent others from practicing similar technologies, developing competing products, designing around patented technologies or independently developing similar or alternative technologies. In addition, patents of others may limit the freedom of our joint ventures to operate and prevent them from commercializing technology in accordance with their plans. Patents and patent applications may also be subject to interference, opposition or similar administrative proceedings, which could result in those patent applications failing to issue as patents, those patents being held invalid or the scope of those patents being substantially reduced. It is also possible that we, our proposed joint ventures or our joint venture partners may not adequately protect our trade secrets. The occurrence of any of these events could impair our ability, or the ability of our proposed joint ventures, to operate without infringing upon the proprietary rights of others or prevent us from establishing or maintaining a competitive advantage over our competitors.

Variability in intellectual property laws may adversely affect our intellectual property position.

Intellectual property laws, and patent laws and regulations in particular, have been subject to significant variability either through administrative or legislative changes to such laws or regulations or changes or differences in judicial interpretation, and it is expected that such variability will continue to occur. Additionally, intellectual property laws and regulations differ among countries. Variations in the patent laws and regulations or in interpretations of patent laws and regulations in the United States and other countries may diminish the value of our intellectual property or that of our joint ventures or joint venture partners and may change the impact of third-party intellectual property on us or our joint ventures. Accordingly, we cannot predict the scope of patents that may be granted to us, our joint ventures or our joint ventures partners, the extent to which we or our joint ventures may be able to enforce such patents against third parties or the extent to which third parties may be able to enforce their patents against us or our joint ventures.

Treatment as an affiliated service group for employee benefit plan purposes could have an adverse effect on our investors.

If joint ventures are consummated, the IRS might assert that some or all of our significant stockholders constitute an "affiliated service group" for purposes of Section 414(m) of the Code. Under Section 414(m), all employees of the various entities in the affiliated service group will be treated as though they were employed by a single employer for purposes of the participation, anti-discrimination, vesting and benefit provisions of the law applicable to tax-qualified retirement plans. In such event, in order to remain tax-qualified, the employee benefit plans of such individual investor would have to satisfy certain tests. This determination would be made on the basis of the entire employee census of all employees of the affiliated service group, rather than on the basis of the employee census of the employees of such individual investors. Failure to satisfy such tests might result in the disqualification of some or all of the individual employee benefit plans of investors. There can be no assurance that the IRS will not assert that Section 414(m) is applicable to us. Accordingly, it is recommended that prospective investors consult with their personal attorneys, tax advisors, or pension advisors regarding this issue.

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

The information required by this Item was previously disclosed in our Annual Report filed with the SEC on August 14, 2015. Since that filing, we have sold the following shares of common stock in the Private Placement:

•

On August 12, 2015, we issued 171,600 shares of common stock for an aggregate purchase price of $17,160 to one non-accredited investor that satisfied investor suitability criteria required for a private placement.

•	On August 13, 2015, we issued 107,000 shares of common stock for an aggregate purchase price of $10,700 to one accredited investor.

•	On August 20, 2015, we issued 143,000 shares of common stock for an aggregate purchase price of $14,300 to one accredited investor.

•	On August 25, 2015, we issued 157,200 shares of common stock for an aggregate purchase price of $15,720 to two accredited investors.

•

On August 28, 2015, we issued 30,000 shares of common stock for an aggregate purchase price of $3,000 to one non-accredited investor that satisfied investor suitability criteria required for a private placement.

•	On September 1, 2015, we issued 55,000 shares of common stock for an aggregate purchase price of $5,500 to one accredited investor.

•	On September 14, 2015, we issued 57,200 shares of common stock for an aggregate purchase price of $5,720 to one accredited investor.

•	On September 22, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.

•	On September 23, 2015, we issued 25,000 shares of common stock for an aggregate purchase price of $2,500 to one accredited investor.

•	On September 24, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.

•	On October 1, 2015, we issued 335,857 shares of common stock for an aggregate purchase price of $33,586 to three accredited investors.

•	On October 5, 2015, we issued 100,000 shares of common stock for an aggregate purchase price of $10,000 to one accredited investor.

•	On October 8, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.

•	On October 15, 2015, we issued 50,000 shares of common stock for an aggregate purchase price of $5,000 to one accredited investor.

Item 6 - Exhibits

Exhibit No.	Description

2.1

Share Purchase Agreement, dated September 30, 2014, by and among SMSA Gainesville Acquisition Corp., Preferred Rx, LLC, and the Shareholders of Preferred Rx, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014

2.2	Transaction Agreement for the Acquisition of Certain Assets of Preferred Rx, LLC by Care Services, LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 17, 2014
3.1	Articles of Incorporation of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
3.2	Amendment No. 1 to Articles of Incorporation, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
3.3	Bylaws of SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 10-12G filed with the SEC on October 21, 2009
10.1	Lease Agreement, dated February 21, 2014, between GML Holdings, LP and SMSA Gainesville Acquisition Corp., incorporated herein by reference to our Form 8-K filed with the SEC on February 27, 2014
10.2	Lease Agreement, dated July 23, 2007, between Preferred Rx, LLC and Oak Hollow Partners LLC, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
10.3	Employment Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on March 6, 2015**
10.4	Promissory Note delivered to GML Holdings, LP dated April 29, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on May 5, 2015
10.5	Lease Termination Agreement between Titanium Healthcare, Inc. and GML Holdings, LP dated April 29, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on May 5, 2015
10.6	Letter of Intent between Titanium Healthcare, Inc. and ODIN Industries, LLC dated September 11, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on September 16, 2015*
10.7	Employment Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.8	Employment Agreement between Titanium Healthcare, Inc. and Chuck Talley, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.9	Employment Agreement between Titanium Healthcare, Inc. and Debbie Woods, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.10	Employment Agreement between Titanium Healthcare, Inc. and Chris Mashburn, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.11	Titanium Healthcare, Inc. 2015 Equity Plan dated October 1, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.12	Indemnification Agreement between Titanium Healthcare, Inc. and Kamran Nezami, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.13	Indemnification Agreement between Titanium Healthcare, Inc. and Chuck Talley, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.14	Indemnification Agreement between Titanium Healthcare, Inc. and Chris Mashburn, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.15	Indemnification Agreement between Titanium Healthcare, Inc. and Debbie Woods, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2015**
10.16	Letter of Intent between Titanium Healthcare, Inc. and LBData, LLC dated October 14, 2015, incorporated herein by reference to our Form 8-K filed with the SEC on October 20, 2015*
14.1	Code of Ethics, incorporated herein by reference to our Form 8-K filed with the SEC on October 6, 2014
31.1	Certification of Chief Operating Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Operating Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101	Interactive data files pursuant to Rule 405 of Regulation S-T.*

_______

* Filed herewith

** Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titanium Healthcare, Inc.

Dated: November 13, 2015	By:	/s/ Chris Mashburn
Chris Mashburn
Chief Operating Officer

	By:	/s/ Chuck Talley
Chuck Talley
Chief Financial Officer

